Form 10-K
period 1995-02-28
CANONIE ENVIRONMENTAL SERVICES CORP
filed 1995-05-30
CIK 798139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

*******************************************************************************

                                    FORM 10-K
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                 FOR THE FISCAL YEAR ENDED FEBRUARY 28, 1995 OR

         [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-14992

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  --------------------------------------------
                 (Formerly Canonie Environmental Services Corp.)
             (exact name of registrant as specified in its charter)

DELAWARE                                          38-2294876
- --------                                          ----------
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                Identification No.)

                13455 NOEL ROAD, SUITE 1500, DALLAS, TEXAS 75240
                ------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code:  (214) 770-1800
                                                            ---------------

        Securities registered pursuant to Section 12(b) of the Act:  None

           Securities registered pursuant to Section 12(g) of the Act:

                                                    Name of Each Exchange on
          Title of Each Class                           Which Registered
          -------------------                           ----------------
     Common Stock, $0.01 par value                NASDAQ National Market System

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filings for the
past 90 days.  Yes   X    No
                   -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

On May 12, 1995, the registrant had 5,811,105 outstanding shares of common stock, $0.01 par value, and on such date, based on the closing sale price of $5.875, as reported in THE WALL STREET JOURNAL, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $18.5 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders for fiscal year 1995 are incorporated herein by reference into Part III.

                                    FORM 10-K

            Annual Report for the Fiscal Year Ended February 28, 1995

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  --------------------------------------------
                 (Formerly Canonie Environmental Services Corp.)


                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE
                                                                           ----

Item 1         Business...............................................      3
Item 2.        Properties.............................................     11
Item 3.        Legal Proceedings......................................     12
Item 4.        Submission of Matters to a Vote of Security Holders....     12

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters....................................     13
Item 6.        Selected Financial Data................................     14
Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................     15
Item 8.        Financial Statements and Supplementary Data............     20
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................     20

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.....     21
Item 11.       Executive Compensation.................................     22
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management.........................................     22
Item 13.       Certain Relationships and Related Transactions.........     22

                                     PART IV

Item 14.       Exhibits, Financial Statements Schedule and
               Reports on Form 8-K....................................     23


Signatures............................................................     28

                                     PART 1

ITEM 1.  BUSINESS

GENERAL

     Smith Environmental Technologies Corporation (formerly Canonie Environmental Services Corp.), a Delaware corporation (the "Company"), was initially formed as a Michigan corporation under the former name in 1980. It changed its name to Canonie Engineers, Inc. in 1983 and operated under that name until a merger, effective July 25, 1986, of Canonie Engineers, Inc. with and into Canonie Environmental Services Corp., with the Company being the surviving corporation. The Company changed its name to Smith Environmental Technologies Corporation on February 28, 1995. The principal business of the Company is the performance of comprehensive environmental consulting, engineering, and on-site remediation services throughout the United States for clients, including federal, state and local government agencies, with regard to properties contaminated with hazardous materials. Because the performance of specific projects may be affected by seasonal weather conditions and other factors that affect the economy generally, particularly in the Company's fourth quarter, quarterly results or other interim reports should not be considered indicative of results to be expected for any quarter or full fiscal year. The Company's operations are considered to be concentrated in one industry segment.

BUSINESS DEVELOPMENT

     CHANGE IN CONTROL. On December 30, 1993, Smith Holding Corporation, a Delaware corporation, formerly known as Smith Environmental Technologies Corporation ("Smith Holding") acquired 2,653,720 shares, or 46.6 percent, of the Company's common stock from W. R. Grace & Co. ("Grace"). The Board of Directors appointed E. Brian Smith Chief Executive Officer of the Company on January 1, 1994, and Chairman on January 28, 1994.

     CHANGE IN BUSINESS STRATEGY. In connection with the 1993 change in ownership, the Company adopted a new strategic plan which included an acquisition program to improve the Company's competitive position in its industry segment. The primary focus of the acquisition program is medium-sized ($30-$80 million annual revenue) environmental consulting, engineering, and remediation services companies.

     DESCRIPTION OF ACQUISITIONS. On September 28, 1994, the Company purchased all of the outstanding common stock of BCM Engineers Inc. ("BCM"), an environmental consulting and engineering company, for cash of $5.0 million and 78,000 shares of Redeemable Preferred Stock with an estimated fair value of $6.9 million on the date of issuance and a redemption value of $7.8 million. The Redeemable Preferred Stock has a 5 percent cumulative dividend requirement and is redeemable in equal installments on the fifth, sixth and seventh anniversaries of its issuance (see Note 12 of Notes to Consolidated Financial Statements). The Company also repaid $9.5 million of indebtedness of BCM from the proceeds from borrowings under its Loan and Security Agreement with LaSalle Business Credit, Inc. (the "Loan Agreement"). BCM reported revenues of approximately $62 million for the year ended December 31, 1993.

     On November 21, 1994, the Company purchased all of the capital stock of Riedel Environmental Services, Inc. ("RES"), an environmental remediation services firm, from Riedel Environmental Technologies, Inc. The purchase price of approximately $19 million, subject to adjustments, was paid in cash. In conjunction with the acquisition of RES, the Company issued a $10 million Convertible Senior Subordinated Note (the "Convertible Senior Subordinated Note") and a $2 million Senior Note (the "Senior Note" and collectively with the Convertible Senior Subordinated Note, the "Notes"). The Notes were purchased by 399 Venture Partners, Inc., an affiliate of Citicorp Venture Partners. The proceeds of the Notes were used to provide funds for the RES acquisition. RES reported revenues of approximately $76 million for the year ended December 31, 1993.

     On January 13, 1995, the Company acquired from RESNA Industries, Inc. ("RESNA") substantially all of the tangible assets, contracts and certain intangible assets of RESNA's environmental assessment and remediation business in exchange for the assumption by the Company of $1.5 million of debt owed to RESNA's principal lender. At the time of purchase, RESNA's backlog of remaining work was approximately $10 million. Although RESNA's size is below that of the Company's stated acquisition strategy, the business location and market were attractive considering the purchase price.

     The Company has focused on acquiring companies that provide a broader range of services, better geographic coverage and additional market share. By merging their operations into its current organizational structure, the Company believes it is able to reduce overall operating costs by consolidating existing administrative, financial, information systems and human resources functions. The Company also believes that through increased market presence and size it can augment its traditionally strong relationships with its private sector clients and secure additional environmental consulting and remediation business with governmental clients, particularly the Departments of Defense and Energy and the Environmental Protection Agency ("EPA").

JOINT BUSINESS VENTURE

     The Company owns 100 percent of the issued and outstanding capital stock of Canonie Technologies, Inc., a Delaware corporation ("CT"). CT, in turn, owns a 50 percent interest in SoilTech ATP Systems, Inc., a Delaware corporation ("STI"). STI is a corporate venture that was formed to use sublicense rights and the related waste material processing equipment for the remediation of contaminated soils. STI has the exclusive U.S. sublicense through June 2012 of a pyrolysis technology developed and licensed by UMA Group Ltd. This technology has proven to be an efficient treatment of waste materials containing mixtures of hydrocarbons, water, and soils. In fiscal year 1991, STI completed the first commercial application of this technology at a Superfund site in New York to remove polychlorinated biphenyls ("PCBs") from contaminated soils. STI completed its fourth major project in fiscal year 1995 as a subcontractor to the Company for a project requiring excavation and treatment of approximately
34,000 tons of contaminated soil.

DESCRIPTION OF SERVICES

     The Company's principal business is to provide advice regarding and/or correct and prevent the effects of pollutants in air, water and soil and in facilities of all types. The Company achieves this by assessing environmental regulations, investigating contaminated sites, and designing and engineering methods to correct or prevent the contamination. The Company will also perform the remedial actions including the construction and operation of required facilities, as well as, perform emergency response actions involving spills and accidental releases of hazardous waste. The Company uses a wide variety of technologies and construction processes and techniques to meet the needs of its clients in solving the problems created by environmental pollutants.
The Company addresses hazardous and non-hazardous contaminants in municipal and industrial water supplies, in wastewater and storm water from municipal, industrial and military installations, in groundwater, soils, and air space surrounding these types of complexes, and contaminants in the buildings and facilities themselves, such as asbestos, lead-based paint, and radioactive contamination.

     The Company's objective in rendering its services is to provide clients with remedial solutions that integrate the various aspects of a project and that are well documented, practical, cost-effective, and acceptable to regulatory agencies and the public. To accomplish this objective, the Company has assembled an experienced staff of engineers, scientists, and construction professionals. For remediation work, the Company offers an integrated approach to remediate sites which the Company believes can reduce the time and cost required to complete a project and may relieve the client of the responsibility and premium costs associated with coordinating the efforts of independent consultants, engineers, and contractors. The Company believes it is one of the few companies capable of providing such a broad range of services for the remediation of contaminated sites.

     The Company's environmental consulting work has included the design of hundreds of potable water treatment plants for municipalities and a similar number of sewage and wastewater plants for public and industrial applications. It performs environmental assessments and impact studies to gauge the effect of new buildings and facilities on the environment and assesses the resulting added risk to people and wildlife and recommends alternatives which meet its clients' objectives while maintaining environmental standards. The Company's current environmental consulting assignments range in value from a few thousand dollars to $15 million with an average value of approximately $50,000. The Company believes that its experience with remediation projects makes it a more effective consultant; in addition, the Company is able to offer a "turn-key" approach to clients.

     Consistent with the Company's strategy of providing complete solutions to clients' environmental problems, the Company provides construction and remediation services which can implement the solutions designed by its consulting and engineering group or designed by others. The Company also provides hazardous waste cleanup, landfill design and construction, water management systems, wastewater system construction and operation, decommissioning and demolition of facilities and process systems, storage tank management, and operation of on-site thermal treatment systems.

     The Company's hazardous waste remediation projects have included the design and construction of on-site facilities to separate, destroy, detoxify, or isolate hazardous wastes existing in air, soils, and surface and subsurface water, and the decontamination or demolition of equipment and facilities related to the production and use of hazardous substances. The Company also performs assessment, design and construction of landfill facilities for on-site disposal of hazardous materials and facilities for use as regional disposal sites. Waste remediation projects undertaken by the Company range in duration from one month to several years and from $100,000 to approximately $30 million.

     Although the Company's projects vary widely in objectives, scope and duration, each project involves the Company providing one or more of the following services: strategic planning; environmental assessment and security; remedial investigation; feasibility study; design and construction of remediation facilities, provision of remediation services, and operation of facilities which purify water sources, treat wastewater streams, prevent hazardous waste generation at its source, separate, destroy, detoxify, or isolate hazardous wastes; close and monitor previously contaminated sites;
and emergency response. The following is a brief description of these services:

     STRATEGIC PLANNING. On each of its projects, the Company attempts as early as possible to formulate a complete strategy for directing all efforts toward solving the contamination problem. The Company's strategic plans, including alternative contingency plans, are designed to satisfy the demands of regulatory agencies and the public, sometimes under emergency conditions. Strategic planning is especially critical when a municipality or industry is building infrastructure to meet its needs for several decades. The Company provides consulting services to not only meet the client's needs but also to ensure these needs are met in a manner that is environmentally acceptable. The Company's track record of successful project completions is due in part to its strategic planning capability made possible by its integrated, interdisciplinary approach and its experience in addressing regulatory and public concerns.

     ENVIRONMENTAL ASSESSMENT AND SECURITY. In conducting an environmental site assessment, the Company determines the basic characteristics of a site as well as any specific conditions pertaining to that site, including for example: the traffic patterns at a site; climatological considerations; and the proximity and degree of residential development. The assessment may also include identification of the presence of endangered flora and fauna and a risk evaluation to human life and ecological conditions. Assessments, performed in varying degrees of detail, may be used to assess potential risk for a property buyer, serve as the problem definition phase for an owner who wishes to clean up a site, or as a baseline against which an owner can measure and defend the environmental acceptability of his future land use plans. An assessment may also provide the basis for the selection of a technology to treat water or wastewater streams for a federal, state or local client.

     The Company is especially experienced in responding to conditions which pose a potential immediate threat to human life and health, often under emergency conditions. In such cases, site security measures must be quickly implemented. In providing site security, the Company's services include assessing the hazardous condition, restricting access to the affected area, assisting in the preparation of any necessary evacuation plans, eliminating or reducing potential risks of fire or explosion, containing or removing hazardous materials which might pose additional risk, and implementing measures to reduce or halt the spread of hazardous substances into adjacent areas.

     REMEDIAL INVESTIGATION. Remedial investigation involves the detailed assessment of an affected area to determine the nature and extent of hazardous materials present. In conducting such an investigation, the Company takes samples and performs numerous physical tests and uses the resources of analytical laboratories. A remedial investigation also involves the study of the geographic, geologic, hydrogeologic, and atmospheric characteristics of the affected area and the surrounding environment and a determination of the risks posed by the hazardous materials determined to be located in the affected area. In conducting such investigations, the Company often reviews the construction of a facility and past storage and handling practices regarding hazardous materials. Sophisticated air and groundwater modeling techniques may also be performed by the Company's scientists and engineers to predict the unseen extent of the contamination.

     FEASIBILITY STUDY. The feasibility study addresses measures which may be implemented to remove hazardous wastes from a site; treat, stabilize, or contain such wastes on-site; or otherwise mitigate the effects of hazardous wastes. Such a study takes into account such factors as available technology, regulatory considerations and the cost/benefit relationship of alternative measures. Also, the Company reviews the project and alternative remedial measures in light of legitimate public concerns.

     DESIGN AND CONSTRUCTION OF REMEDIATION FACILITIES, PROVISION OF REMEDIATION SERVICES AND OPERATION OF REMEDIAL FACILITIES. Based on the results of assessments, remedial investigation and the feasibility study, the Company uses its engineering and construction expertise to design and/or construct an appropriate structure or system for use at a particular site and, directly, or through subcontractors, performs the necessary construction and remediation activities. In the case of water and wastewater treatment facilities, engineering requirements may include major storage and basin designs, gathering and distribution pipeline systems, and sophisticated technology scale-up designs.

     Remediation services for contaminated sites might include such measures as construction of a slurry wall to contain hazardous wastes, demolition and removal of an entire structure or facility, construction and operation of a pumping and filtration system to decontaminate surface or subsurface waters, or construction and operation of an integrated system to excavate contaminated soil and treat it on-site to remove hazardous substances. In designing remedial measures, the Company has used more than 21 different technologies for on-site treatment of various contaminants.

     CLOSURE PLANNING AND SITE MONITORING. The Resource Conservation and Recovery Act of 1976 ("RCRA") requires the planning of closure and post-closure monitoring for all licensed secure hazardous landfills, treatment facilities, and on-site hazardous waste storage areas. The Company plans facility closures and post-closure monitoring programs and furnishes cost estimates required by RCRA. The Company also performs closures and post-closure monitoring and provides the engineering certification of completion required by RCRA. The Company uses in-house computerized data management systems to manage the post-closure monitoring programs and to generate reports in tabular and graphic form, which are provided to clients and regulatory agencies. While certain monitoring requirements are mandated by RCRA, particularly National Priority List sites, many sites that have at some time contained hazardous waste may also require frequent monitoring. The Company provides monitoring and the corresponding data management services for such sites.

     EMERGENCY RESPONSE. Many of the Company's remediation projects are in response to hazardous substance emergencies. Examples include oil and chemical spills on water, highway accidents involving transporters of oil or chemical substances, fires at chemical or hazardous waste facilities, railroad accidents involving hazardous materials, transformer fires or explosions involving PCBs, and other unanticipated instances where hazardous substances pose an immediate threat to humans or the environment.

     To respond to these emergencies, the Company has mobile response units strategically located in various locations in the western, central and southern United States. The Company believes it is the only company with such an extensive system. Through this network, the Company believes it is well-positioned to respond and effectively manage major environmental related emergencies in the western, central and southern United States. When the Company receives a request for emergency response services, the Company immediately mobilizes the available equipment closest to the emergency and dispatches trained personnel from one of its offices or from field locations to the site. The Company has a 24-hour telephone "hot-line" for emergency service calls: 1-800-334-0004.

     The Company generally provides its emergency response services under written contracts and has over 375 master service agreements in place. The Company has contracts with private organizations and governmental entities, including oil and chemical companies, cooperatives, railroads, the EPA, the Coast Guard and several states including Oregon, California, Washington, Idaho, Montana, Missouri, Kansas, Illinois, Mississippi, Louisiana and Texas. Certain of these contracts require the Company to maintain equipment in locations convenient to the customer and to respond to calls for assistance within specified response times. Services are provided on the basis of a schedule of fees for equipment, personnel, materials and travel. In some cases an annual retainer fee is charged.

     With the acquisition of RES in November of 1994, the Company generates a substantial portion of revenues under its Emergency Response Cleanup Services (ERCS) contracts. The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising 6 states bordering the Great Lakes. ERCS Zone 4A and ERCS Region 5 contracts are renewable for one year periods through February 1996 and September 1997, respectively.

     Revenues from ERCS contracts for the three months in fiscal 1995 since RES was acquired in November 1994, were $6.6 million (or approximately 16 percent of fourth quarter revenues). Annual revenues from ERCS contracts for RES in the years prior to the Company's acquisition averaged approximately $35 million. The Company anticipates that it will receive a similar level of revenues from this source in fiscal 1996. However, the annual revenues generated from these contracts depend on the amount of work authorized up to the contractual maximum amount. The Company intends to actively seek the award of future ERCS contracts and the renewal of the existing contracts.

TECHNOLOGIES EMPLOYED

     The Company utilizes a wide range of physical, chemical, biological, and thermal treatment technologies in performing its remediation activities. Physical treatment technologies generally involve filtration, aeration, and soil-washing techniques and are used to separate contaminants from soils, slurries, or water. Chemical treatment technologies generally involve flocculation, clarification, precipitation, polymer addition, and stabilization. The Company also custom designs vapor- and liquid-phase carbon absorption systems to remove contaminants from exhaust air and wastewater streams. Depending on the contaminants present and the site characteristics, these technologies are combined into integrated treatment systems which reduce contaminant concentrations to levels consistent with prescribed regulatory standards. To optimally design these treatment systems, the Company routinely performs extensive computer modeling of contaminant transport and aquifer performance.

     The Company has been involved in projects which seek to develop new technologies into cost-effective alternatives to existing treatment methodologies. The Company has successfully developed mechanical treatment technology and soil washing technology for the physical removal of contaminants from battery casings and soils. The battery separation process, designed to physically separate and recycle waste from used battery components, received full approval from the EPA in 1991. In addition, the Company, through its affiliate, STI, has the exclusive U.S. sublicense of a pyrolysis technology until June 2012. This four-zoned Anaerobic Thermal Processor is an efficient treatment of waste materials containing mixtures of hydrocarbon emulsions and coal tar residues. There are few other technologies available in the United States that have proven to compete with this technology.

     The Company has developed a Low-Temperature Thermal Aeration ("LTTA - Registered Trademark-") soil remediation system. The LTTA -Registered Trademark- system removes, through vaporization, volatile organic compounds from soils to prevent migration of these compounds to ground waters. Treated soils are suitable for on-site backfill and the vaporized contaminants are captured in activated carbon beds. The Company currently operates one transportable plant utilizing the LTTA-Registered Trademark- system which can be configured to treat off-gases by different methods. The Company has not licensed the LTTA - Registered Trademark- technology, which is only one of the thermal treatment technologies available to the Company. The Company's revenues are not significantly dependent upon the LTTA -Registered Trademark- System.

     In summary, it is the Company's business to assist its clients in complying with the constantly changing regulatory requirements under which they must operate. The Company believes it is able to address its clients' needs during any phase of the work, from earliest assessment to long-term monitoring of a closed site.

REGULATION

     The business of the Company and its clients is subject to extensive, stringent, and evolving regulation by the EPA and various other federal, state, and local environmental authorities. These regulations directly impact the demand for the services offered by the Company. In addition, the Company is subject to the Federal Occupational Safety & Health Act, which imposes requirements for employee safety and health. The Company believes it is in substantial compliance with all federal, state, and local laws governing its business.

     RESOURCE CONSERVATION AND RECOVERY ACT ("RCRA"). RCRA is the principal federal statute governing hazardous waste generation, treatment, storage, and disposal. RCRA, or EPA-approved state programs at least as stringent, may govern any waste-handling activities involving wastes classified as "hazardous."

     The EPA issues regulations under RCRA for hazardous waste generators, transporters, and owners and operators of treatment, storage, and disposal facilities, such as surface impoundments and landfills; design and operating requirements also are mandated. When the Company's remedial activities at any site involve the treatment, storage, or disposal of hazardous waste, it must adhere to the substantive requirements of these regulations. However, the Company is not required to obtain permits required by RCRA for the ownership or operation of a hazardous waste treatment, storage or disposal facility.

     COMPREHENSIVE ENVIRONMENTAL RESPONSE, COMPENSATION, AND LIABILITY ACT
OF 1980 ("CERCLA" OR THE "SUPERFUND ACT"). CERCLA generally addresses cleanup of inactive sites at which hazardous waste treatment, storage, or disposal occurred. CERCLA imposes joint and several liability for costs of cleanup and damage to natural resources on any person who: then currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were disposed of; by contract, agreement, or otherwise arranged for disposal or treatment, or arranged with a transporter for transportation of hazardous substances owned or possessed by such person for disposal or treatment; or accepted hazardous substances for transportation to disposal or treatment facilities or sites from which there is a release or threatened release. Among other things, CERCLA authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. CERCLA created a fund to be used by the federal
government to pay for the cleanup efforts.   The federal government may seek
reimbursement of funds spent for remedial activities from the potentially responsible parties ("PRPs"). At present, there are 1,238 Superfund sites and another 51 proposed to be added to the National Priority List requiring extensive monitoring and remediation work.

     SUPERFUND AMENDMENT AND REAUTHORIZATION ACT ("SARA"). In October 1986, SARA was enacted to impose more stringent cleanup standards and accelerated timetables. SARA authorized additional federal expenditures, and contains provisions which expand the EPA's enforcement power and are intended to encourage and facilitate settlements with PRPs. In October 1990, SARA was reauthorized for an additional five-year period.

     Funding for the Superfund Act expires at the end of the federal government's 1995 fiscal year. The Company anticipates that Congress will take some action to continue funding CERCLA beyond the end of the fiscal year. In connection with any such action, Congress may enact substantive changes. The Company expects that, if substantive changes are made to the Superfund Act, the revised act will contain less stringent standards of clean up and will be designed to force remediation efforts to take place more quickly. While this could diminish the theoretical size of the remediation market, the net effect could be to increase both the amount of remediation work performed and the speed with which it is commenced by lowering barriers to the approval and implementation of this work.

     The Company believes that, even without funding authorized by the Superfund Act or SARA, commercial, industrial and governmental entities will continue to take action to resolve hazardous waste problems because of their need to comply with other statutory and regulatory requirements and to avoid liability to private parties.

     The liability imposed by the Superfund Act could, under certain factual circumstances, apply to a broad range of possible activities by the Company, including generation or transportation of hazardous substances; releases of hazardous substances; failure to properly design a cleanup, removal, or remedial plan; failure to achieve required cleanup standards; leakage of removed wastes in transit or at the final storage site; and remedial operations on ground water. Superfund liability can be joint and several where other parties are involved. The Company believes it has and will continue to operate its business in such a manner so as not to incur any Superfund liability. To date, the Company has not been subject to any Superfund liability.

     FEDERAL FACILITIES COMPLIANCE ACT. Congress recently clarified that facilities owned and operated by the federal government, such as defense installations, must meet the standards imposed by environmental laws. The level of future activity at these sites is dependent on the portion of the federal budget allocated to these activities and on possible Congressional action to amend RCRA and CERCLA. It is uncertain what impact, if any, such Congressional action would have on the Company's remediation work.

     CLEAN AIR ACT ("CAA"). Congress amended the CAA in 1990. As amended, the CAA charges EPA with promulgating more than 400 regulations and developing numerous guidelines and procedures. The amendments establish a national permit program and a stronger enforcement program. In particular, the amended CAA is designed to address acid rain, urban air pollution and emissions of hazardous air pollutants. The Company believes that activity related to CAA compliance may be a source of future work.

     Other laws that the Company's operations are subject to, which protect the environment, include the Clean Water Act, Safe Drinking Water Act, and the Toxic Substances Control Act. Many states have also enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations, and the Company could be subject to liability under these statutes if it is responsible for the mishandling or release of hazardous substances.

COMPETITION

     As a result of the acquisitions of BCM and RES, the Company competes on a national basis with a large number of environmental service firms. These range in size from small local companies to large national firms, many of which have considerably greater resources than the Company. While the service capabilities of these competitors overlap with several of the service areas provided by the Company, few compete in all areas of the Company's markets. Factors influencing the Company's competitiveness are price, reputation for quality, the availability and skills of engineering and construction personnel, financial strength, knowledge of markets, site conditions and estimating abilities. Although the environmental business is highly competitive, particularly for competitively bid projects, the Company believes its experience and skill make it well positioned to compete effectively.

CONTRACT PROVISIONS AND SUBCONTRACTING

     The Company has a mix of contracts ranging from reimbursement of labor and materials on a cost plus basis to "fixed price" or "fixed unit price" contracts under which the Company provides materials or services required by a project at a fixed price or a fixed unit price (for example, dollars per ton of material treated or cubic yards of earth excavated). While the fixed unit price contract generally shifts the risk of estimating the quantity of units required for a particular project to the customer, the cost of performing each such unit is the Company's responsibility and risk. The Company's contracts are obtained primarily through competitive bidding in response to proposal requests by private parties and federal, state and local government agencies.

     All federal government contracts and many of the Company's private contracts provide for termination of the contract for the convenience of the party contracting with the Company. In addition, some of the Company's contracts are subject to certain completion schedule requirements with liquidated damages in the event schedules are not met.

     The Company acts as prime contractor on most of the projects it undertakes. The Company accomplishes the majority of its projects with its own resources and subcontracts specialized activities such as transportation and disposal, drilling, electrical and mechanical work. As prime contractor, the Company is responsible for the performance of the entire contract, including subcontract work. While the Company can be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated, it does not expect that any such failure will have a material adverse effect on the operations of the Company.

INSURANCE AND BONDING

     The Company maintains commercial general liability, automobile liability, workers' compensation, employer's liability, and excess liability insurance policies. The Company also maintains protection and indemnity coverage and hull insurance to protect against risks arising from the Company's marine activities, and a combined consultant's environmental and professional liability policy to protect against claims arising out of actual, alleged, or threatened discharge, dispersal, or release of pollutants, asbestos-related claims, and alleged errors or omissions in performance of the Company's professional services which claims
are excluded from the aforementioned liability policies.   The environmental and
professional policy limits of liability are $5 million for each loss and an aggregate of $5 million for all losses. The Company also maintains contractor's pollution liability insurance policies that cover certain specific jobsite pollution exposures of the Company. There can be no assurance that any liability that may be incurred by the Company will be covered by its insurance or that the dollar amount of any such liability will not exceed the Company's policy limits. Difficulty in obtaining insurance may also impair the Company's ability to obtain future contracts, which are in many cases conditioned on the availability of adequate insurance coverage. To date, the Company has not experienced significant difficulty in obtaining insurance.

     In connection with its business, the Company often is required to provide various types of surety bonds guaranteeing its performance under certain public
and private sector contracts.   The Company's ability to obtain surety bonds
depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding for the Company and their current underwriting standards, which may change from time to time. The Company currently has bonding programs in place which it believes are sufficient for its needs. Although the Company has no assurance future bonding will be available, it believes it will continue to meet its bonding requirements through a U.S. Treasury listed surety.

CLIENTS AND MARKETING

     The Company's marketing efforts have focused upon providing private industry clients with practical and effective solutions to their site contamination problems. The Company has recently broadened its marketing efforts to include selected public-sector projects, particularly for the Departments of Defense and Energy and the EPA. The Company has performed work at numerous major project sites nationwide, including 172 Superfund sites and numerous RCRA facilities. The Company has worked for a significant number of the Fortune 500 companies. The Company's clients include PRP groups, petroleum and chemical companies, electronics manufacturing firms, railroads, waste disposal firms, utilities, other industrial companies, and governmental agencies. The Company has initiated a National Accounts Program to develop and establish comprehensive and long-term relationships between the management of clients and the Company. The Company's marketing strategy features and reinforces the Company's ability to deliver comprehensive and specialized technological services to meet the environmental needs of clients at every level. The Company markets its services from offices nationwide and augments its marketing staff with management and technical and professional specialists.

     The Company generates its revenues from an existing account base as well as new clients developed during the year. While the Company receives a significant portion of its revenue from a relatively small number of clients, these customers are not necessarily the same each year. In addition, there were only two customers in fiscal 1995 who accounted for 10 percent or more or the Company's annual revenues.

BACKLOG

     As of February 28, 1995, the Company had a contract backlog of orders of approximately $105 million, of which the Company anticipates performing $90 million in fiscal 1996. As of February 28, 1995, the value of unfunded or indefinite delivery order contracts ("IDO") was approximately $170 million and when combined with contract backlog totals $275 million. The ultimate value of the backlog is subject to change as the scope of work on projects changes. Customers often retain the right to change the scope of work with an appropriate increase or decrease in the contract price. At February 28, 1994, the Company had a backlog of orders of approximately $60 million. There was no unfunded backlog at February 28, 1994.

EMPLOYEES

     As of May 12, 1994, the Company had 1,260 full-time employees of whom approximately 1,100 were in operations and 160 were in sales, marketing and administrative positions. Of these employees, 122 are represented by the International Organization of Masters, Mates and Pilots (IOMMP) and are employed under a collective bargaining agreement which has been extended for one year and is pending renegotiation. The Company considers its relations with its employees to be good and has never had a work stoppage. The Company's ability to continue to retain and expand its staff of qualified engineers, scientists, and construction professionals will be an important factor in determining the Company's future success.

ITEM 2.  PROPERTIES

     The Company leases and, in some cases, owns office and warehouse space in various locations throughout the United States. The facility space has been improved, as required, to fit the needs of the engineering, construction management and remediation services areas. With the acquisitions of BCM and Riedel in the third quarter of fiscal 1995 (as described in Note 2 of Notes to Consolidated Financial Statements), the Company has closed and/or combined certain offices to reduce its facilities costs. The Company will continue to combine or consolidate its facilities to achieve the best possible utilization. Following is a summary of the major office and warehouse facilities:

          Plymouth Meeting, Pennsylvania (1)      91,000 sq. ft.    Leased
          Mobile, Alabama (2)                     57,000 sq. ft.    Leased
          Dallas, Texas                           13,000 sq. ft.    Leased
          Porter, Indiana                         33,000 sq. ft.    Owned
          St. Louis, Missouri                     12,000 sq. ft.    Owned
          St. Louis, Missouri                     10,000 sq. ft.    Leased
          New Orleans, Louisiana                  33,000 sq. ft.    Leased
          Houston, Texas                          16,000 sq. ft.    Leased
          Jackson, Mississippi (3)                17,000 sq. ft.    Leased
          Denver, Colorado (3)                    35,000 sq. ft.    Leased
          Chicago, Illinois (3)                   25,000 sq. ft.    Leased
          Detroit, Michigan (3)                   20,000 sq. ft.    Leased
          San Francisco, California (4)           36,000 sq. ft.    Leased
          Los Angeles, California                 31,000 sq. ft.    Owned
          Bakersfield, California                 15,000 sq. ft.    Leased
          Portland, Oregon (4)                    20,000 sq. ft.    Leased
          Burlington, New Jersey                  10,000 sq. ft.    Leased
          Pittsburgh, Pennsylvania                10,000 sq. ft.    Owned
          Washington, D.C.                        10,000 sq. ft.    Leased

(1)  19,000 square feet are vacant and the Company intends to sublet the space.
(2) Four locations. 5,000 square feet are vacant and the Company intends to sublet the space.
(3) Two locations. The Company intends to consolidate into one location and reduce total square footage.
(4)  Two primary locations: a Regional office and operations facilities.

     The Company also has offices in Panama City, Florida; Stockton, California; Albuquerque, New Mexico; Pocono Summit, Pennsylvania; and Bozeman, Montana totaling approximately 13,000 square feet. The Company believes office and warehouse space, as listed, and the availability of space is adequate for its present needs.

     The Company's senior lender has been granted a security interest in substantially all assets of the Company and its subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

CANONIE ENVIRONMENTAL SERVICES CORP. (THE "COMPANY") VS. NL INDUSTRIES, INC. ET AL. (THE "PRPS")

     The Company filed an action for breach of contract and rescission against seven PRPs in the Circuit Court, Multnomah County, Oregon in February 1995. The Company is pursuing recovery for amounts due as a result of the performance of services, including $1.3 million of accounts receivable and retainage, $2.5 million of unrecovered equipment investment and other damages resulting in a total claim exceeding $6.5 million. Prior to the Company's claim, activity at the site had been suspended pending approval by the EPA of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which acknowledge significant differences in the waste at the site from those conditions specified in the EPA Record of Decision and in the initial remedial investigation performed by others at the site. The court action has been abated pending the arbitration before the American Arbitration Association demanded by the PRPs who are seeking reimbursement from the Company of approximately $18 million paid for work performed under the contract. The Company will vigorously defend its position and intends to aggressively pursue all amounts recoverable related to its performance at this site.

CINDRA BROWN, ET AL. VS. RIEDEL ENVIRONMENTAL SERVICES, INC. ("RES"), ET AL.

     In November 1993, second amended complaints and initial complaints were filed in the Circuit Court of the State of Mississippi, County of Jackson, which included RES along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involve approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine, released from an overturned tanker. The Company rejects every allegation in its defense. The matter is in the discovery phase. The Company is vigorously defending the described litigation.

OTHER MATTERS

     The Company is also currently a party to other litigation incidental to its business. While such litigation, including the matters specifically described above, could result in judgments against the Company, management believes that the outcome of such litigation will not have a material adverse effect on the future financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of stockholders during the fourth quarter of fiscal year 1995.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of May 12, 1995, the Company had more than 250 holders of record of its Common Stock. The Company has not paid cash dividends on its Common Stock and is limited from doing so under the terms of its credit facility with the Company's senior Lenders. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the Common Stock. Declaration of Common Stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition and other relevant factors.

     The Company's Common Stock is listed with the NASDAQ National Market System under NASDAQ symbol "SMTH." The table below reflects the high and low bid and ask quotations for each of the Company's fiscal quarters for the latest two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                 1995                                    1994
                                                 ----                                    ----

                                        HIGH                LOW                 HIGH                LOW
                                        ----                ---                 ----                ---
1st Quarter                             4 5/8               2 3/4               5 1/4               3 3/4

2nd Quarter                             5 1/2               2 7/8               4 1/2               2 3/4

3rd Quarter                             7 5/8                 5                 4 1/4               2 7/8

4th Quarter                             7 1/4                 5                   5                 2 3/4


ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data shown below have been derived from the audited consolidated financial statements of the Company. The balance sheet data is presented as of the end of the fiscal years shown. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

STATEMENT OF OPERATIONS DATA

                                       1995                 1994                1993                1992                1991
(in thousands, except per share data)  ----                 ----                ----                ----                ----
Revenues                             $104,738             $59,461            $71,376              $65,807             $69,888

Income (loss) from operations          $4,021            $(6,576)           $(11,466)              $2,546              $2,565

Net income (loss)                      $2,773            $(9,999)            $(9,923)                $807              $1,118

Earnings (loss) per common
and common equivalent share              $.44             $(1.75)             $(1.74)                $.14                $.20

Weighted average number of
common and common
equivalent shares outstanding           5,866               5,701               5,701               5,701               5,701


BALANCE SHEET DATA

Working capital                       $11,092              $3,283             $10,681             $19,837             $19,698

Total assets                         $100,554             $33,524             $43,331             $47,197             $46,317

Long-term obligations and
redeemable preferred stock            $42,588             $    --             $    --             $    --             $    --

Common stockholders' equity           $20,098             $17,183             $27,151             $37,048             $36,197

     See Note 15 of Notes to Consolidated Financial Statements for a discussion of contract cost overruns and claims, special charges, and write-offs of investments in fiscal 1993 and 1994.

     No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and the Management's Discussion and Analysis of Results of Operations and Financial Condition should be read in conjunction with the selected financial data, the consolidated financial statements and the notes to the consolidated financial statements of the Company included elsewhere herein.

                                                          1995                          1994                          1993
                                                          ----                          ----                          ----
Revenues                                                 100.0%                        100.0%                        100.0%
Cost of revenues                                          85.9                          94.2                         100.7
                                                         ------                        ------                        ------
Gross profit                                              14.1                           5.8                           (.7)
Selling, general and administrative expenses              10.3                           9.7                           9.2
Special charges                                           --                             7.2                           6.1
                                                         ------                        ------                        ------
Income (loss) from operations                              3.8                         (11.1)                        (16.0)
Interest expense                                           1.2                            .7                            .2
                                                         ------                        ------                        ------
Income (loss) before income tax expense (benefit)          2.6                         (11.8)                        (16.2)
Income tax expense (benefit)                                .5                            .2                          (3.6)
                                                         ------                        ------                        ------
Income (loss) before earnings (losses) of
   unconsolidated affiliates                               2.1                         (12.0)                        (12.6)
Share in earnings (losses) of unconsolidated affiliates     .5                          (4.8)                         (1.3)
                                                         ------                        ------                        ------
Net income (loss)                                          2.6%                        (16.8)%                       (13.9)%
                                                         ------                        -------                       -------
                                                         ------                        -------                       -------



GENERAL

     The Company provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services to clients with sites contaminated with hazardous materials, primarily throughout the United States including various federal, state and local government agencies.
The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Generally, in the Company's fourth quarter, a lower level of work is performed due to weather related factors. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

     The Company's consolidated financial statements at February 28, 1995 include the results of operations for BCM and Riedel since their acquisitions by the Company in September 1994 and November 1994, respectively. RESNA, from which certain assets and selected contracts for services were acquired by the Company, is also included beginning January 1, 1995. The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent.

     All references to fiscal 1995, 1994 and 1993 refer to the twelve month periods ended February 28, 1995, 1994 and 1993, respectively. Certain amounts in fiscal 1994 and 1993 have been reclassified to conform with the fiscal 1995 presentation. Certain costs related to regional operations for prior periods have been reclassified from selling, general and administrative (SG&A) expenses to cost of revenues. The costs reclassified for fiscal 1994 and fiscal 1993 were $6.5 million and $7.9 million, respectively.

1995 COMPARED WITH 1994

     Revenues for fiscal 1995 were $104.7 million which was $45.2 million, or 76 percent, greater than fiscal 1994 revenues of $59.5 million. The increase in revenues was primarily attributable to the acquisition of BCM and RES in September and November 1994, respectively. Revenues of BCM and RES included in fiscal 1995 were approximately $24 million and $15 million, respectively.

     Gross profit for fiscal 1995 was $14.8 million, an $11.4 million increase from the $3.4 million reported in fiscal 1994. Gross profit as a percentage of revenues was 14.1 percent in fiscal 1995 compared with 5.8 percent in fiscal 1994. Included in fiscal 1995 and 1994 revenues and cost of revenues were $8.0 million and $4.6 million related to work subcontracted to STI, a 50 percent owned affiliate, in fiscal 1995 and 1994, respectively. Fiscal 1994 cost of revenues included approximately $2.3 million of additional costs attributable to changes in profit estimates related to construction projects substantially completed prior to fiscal 1994. Gross profit as a percentage of revenues for fiscal 1995 and fiscal 1994, exclusive of the subcontracted work to STI and additional costs was 15.3 percent and 10.6 percent, respectively. The increase in gross profit in fiscal 1995 was primarily due to the inclusion of five months of the operating results of BCM, which as an engineering division generates higher gross profit margins, and a reduction in regional operations expenses.
In fiscal 1995, the Company operated with three fewer regional offices.

     Selling, general and administrative expenses for fiscal 1995 were $10.8 million, a $5.0 million or 87.6 percent increase, compared with $5.8 million for fiscal 1994. SG&A expenses as a percentage of revenue were 10.3 percent in fiscal 1995 compared with 9.7 percent in fiscal 1994. The increase resulted primarily from the inclusion of five months of BCM and three months of RES and the related SG&A expenses, increases in incentive compensation expenses, goodwill and loan transaction fee amortization, and increased administrative management costs.

     In fiscal 1994, the Company recorded special charges aggregating $4.3 million associated with management's focus on resolving ongoing operational issues, such as new information systems, staff reductions and office closings. These charges, which are comprised of $1.5 million of asset writedowns and $2.8 million of incurred and anticipated cash expenditures including estimated costs in the following material areas: employee separation and office closure costs aggregating approximately $1.8 million; write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000; asset write-off resulting from the implementation of a new information system of approximately $440,000; writedown of process equipment determined to have impaired value of approximately $490,000; and an accrual of costs associated with litigation of $1 million.

     Net interest expense for fiscal 1995 was $1.2 million compared with $412,000 in fiscal 1994. An increase in bank borrowings in connection with acquisitions of BCM and Riedel resulted in an $817,000 increase in net interest expense from fiscal 1994.

     In fiscal 1995, the Company provided for income taxes of $558,000 at an effective tax rate of 20 percent. The effective tax rate differs from the federal statutory rate of 35 percent as a result of state income taxes and the utilization of net operating loss carryforwards. In fiscal 1994, the Company provided $135,000 for state income taxes while federal income taxes were reduced by the utilization of available net operating loss carryforwards. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such is not assured.

     The Company had net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $4.5 million and $3.3 million,
respectively, at February 28, 1995.   If unused, the net operating loss will
expire beginning in fiscal 2008. The capital loss carryforward, if unused, will expire beginning in fiscal 1999. Future tax benefits from the carryforwards will reduce income tax expense when realized. Due to a greater than 50% change in ownership of the Company within the past three fiscal years, use of the carryforwards to reduce future taxable income will be limited to approximately $900,000 annually. However, future recognition of these net operating loss and net capital loss carryforwards will occur only if the operations of the Company generate sufficient earnings before their respective expiration.

     The Company's share of earnings of its unconsolidated affiliate, STI, in fiscal 1995 was $539,000 compared with a loss of $221,000 in fiscal 1994. STI performed on two significant contracts for the Company in fiscal 1995 at a profit. STI was not engaged in significant contract work prior to the fourth quarter of fiscal 1994 and incurred a loss. Also, in fiscal 1994, the Company wrote off $2.7 million representing its investment in a joint venture involving an incineration project which was impaired by more stringent regulations and greater costs to complete than was anticipated and a decline in the demand for incineration.

1994 COMPARED WITH 1993

     Revenues for fiscal 1994 were $59.5 million which was $11.9 million, or 17 percent, less than reported fiscal 1993 revenues of $71.4 million. Fiscal 1993 revenues were reported net of a $7.7 million write-off of claims recognized as revenue prior to fiscal 1993. Giving effect to this write-off, revenues actually declined $19.6 million in fiscal 1994 from fiscal 1993. The decrease in revenues was a result of lower private sector market demand, the absence of large dollar value excavation and transportation projects and increased selectivity in the bidding process during fiscal 1994.

     Gross profit for fiscal 1994 was $3.4 million, a $3.9 million improvement from the $498,000 gross loss in fiscal 1993. The gross loss in fiscal 1993 was caused primarily by the $7.7 million write-off of claims from prior periods mentioned above. Fiscal 1994 cost of revenues included approximately $2.3 million attributable to additional costs related to construction projects substantially completed prior to fiscal 1994. Also, included in fiscal 1994 revenues and cost of revenues were $4.6 million related to work subcontracted to STI. Gross profit as a percentage of revenue for fiscal 1994 and fiscal 1993, exclusive of the additional costs, subcontracted costs to STI and the write-off of claims relating to prior periods, was 10.6 percent and 9.2 percent, respectively.

     Selling, general and administrative expenses for fiscal 1994 were $5.8 million, a $800,000 or 12.8 percent decrease, compared with $6.6 million for fiscal 1993. The decrease resulted primarily from staff reductions, consolidation of and reduction in the size of offices and other reorganization actions as the Company attempted to "right size" its administrative operations. SG&A expenses as a percentage of revenue was 9.7 percent in fiscal 1994 compared with 9.2 percent in fiscal 1993. The percentage increase was primarily the result of the diminished revenue levels in fiscal 1994.

     In fiscal 1994, the Company, as mentioned above, recorded special charges of $4.3 million associated with management's focus on resolving operational issues, such as new information systems, staff reductions and the closure of certain offices. In fiscal 1993, the Company also recorded special charges of $4.4 million consisting of a $2.6 million reduction of the carrying value of a trade note receivable, $1.6 million for severance, office consolidation and other costs associated with reorganization of administrative operations and $200,000 for the loss on sale of a subsidiary.

     Net interest expense for fiscal 1994 was $412,000 primarily from borrowings under the Company's bank credit agreement and fees related to an interest rate swap which was canceled. An increase in bank borrowings caused the $269,000 increase in net interest expense from fiscal 1993.

     In fiscal 1994, the Company paid $135,000 in state income taxes. Federal income taxes were offset by the utilization of available net operating loss carryforwards. In fiscal 1993, the Company recorded income tax benefits of $2.6 million from a carryback of its net operating loss.

     The Company's share of operating losses of unconsolidated affiliates in fiscal 1994 was $221,000, a $680,000 decrease from fiscal 1993. The decrease in losses resulted from higher margin work and lower general and administrative expenses. Also, in fiscal 1994, the Company, as mentioned above, wrote off $2.7 million representing its investment in a joint venture involved in an incineration project.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal sources of funds are cash, cash flows generated from operations and available borrowings under the Company's existing credit facility. Cash totaled $2.3 million at February 28, 1995 compared with $2.3 million at February 28, 1994. The Company's working capital increased to $11.1 million at February 28, 1995 from $3.3 million at February 28, 1994. The increase in working capital is primarily a result of increases in accounts receivable and unbilled costs resulting from the acquisition of BCM, RES and certain assets of RESNA during 1995, partially offset by increases in accrued compensation and related fringes and other accrued liabilities, primarily project and acquisition related costs.

     At February 28, 1995, the Company had a $30.0 million credit facility consisting of a $4.5 million term loan facility and a $25.5 million revolving credit facility, subject to limitations pursuant to the calculation of a defined borrowing base. At February 28, 1995, $22.1 million of borrowing capacity was available to the Company against which the Company had outstanding borrowings of $19.1 million. The calculation of the borrowing base is based, in large part, on eligible accounts receivable, as defined in the credit agreement with the lender. As a result, changes in the borrowing base can occur due to the magnitude and timing of the Company's billings for services performed, which in turn are impacted by, among other things, contractual terms and seasonal considerations, the timing of collection of billed receivables, and other factors.

     On May 5, 1995, the Company and its lender amended the credit agreement to increase the eligible borrowing base by an amount up to $4 million with the creation of an "Unbilled Account Subline" whereby unbilled receivables, previously excluded from the borrowing base calculation, are now included, subject to limitations, in the calculation of the borrowing base. Availability under the Unbilled Account Subline is automatically and permanently reduced in monthly increments of $500,000 commencing on August 1, 1995 and reduces to zero upon the Company's receipt of at least $10 million through the sale and issuance of its equity securities. The interest rate charged under the amended revolving credit facility has been increased by three-quarters of a percent (3/4%) until all amounts advanced under the Unbilled Account Subline, and interest accrued thereon, have been paid and the occurrence of an increase in equity described herein. In order to facilitate the additional borrowings, E. Brian Smith, Chairman, President and Chief Executive Officer of the Company agreed to pledge 800,000 shares of Company common stock contemporaneously with the transaction. Pending the pledge of such stock, Mr. Smith has personally guaranteed repayment of amounts advanced to the Company under the agreement, as amended, up to $4 million. The personal guarantee will terminate upon the pledge of 800,000 shares of Company common stock and the passage of a period of 91 days following such pledge; the repayment of all amounts advanced under the Unbilled Account Subline and the termination of that subline; or a $10 million increase in equity. At May 26, 1995, $22.4 million of borrowing capacity was available to the Company pursuant to the credit facility, as amended, against which the Company had outstanding borrowings of $21.4 million.

     The Company's funding requirements arise primarily from its operating expenses and the debt service and acquisition related expenses incurred in fiscal 1995. Historically, the Company has met such requirements primarily with cash flows generated by operations and limited debt financing. During fiscal 1995, the Company substantially increased its size through the acquisition of BCM, RES, and certain assets of RESNA, and in the process, incurred long-term debt of approximately $31 million and issued $7.8 million of redeemable preferred stock. At February 28, 1995, the components of debt were outstanding borrowings under the Company's credit facility of approximately $19 million, a $10 million convertible senior note, and a $2 million senior note. Subsequent to the BCM, Riedel and RESNA acquisitions, cash has been used to reduce the vendor financing previously used by the acquired businesses.

     During fiscal 1994 and continuing in fiscal 1995, management of the Company has focused on resolving ongoing operational issues, taking actions to increase the efficiency of the Company's operations and improving the management of its working capital. Management of the Company believes these actions will enhance the Company's ability to fund its obligations in fiscal 1996.

     The Company is currently in discussions with additional sources of capital to meet its working capital requirements as well as to fund future expansion. Management believes, based on its discussions with sources of potential financing, that it will be able to raise capital through additional debt and/or equity. However, in the event the Company fails to improve the management of its working capital and is unable to raise additional capital on a timely basis, its liquidity and financial position could be materially adversely impacted.

BACKLOG

     As of February 28, 1995, the Company had a contract backlog of orders of approximately $105 million, of which the Company anticipates performing approximately $90 million in fiscal 1996. As of February 28, 1995, the value of unfunded or indefinite delivery order contracts ("IDO") was approximately $170 million and when combined with contract backlog totals $275 million. The ultimate value of the backlog is subject to change as the scope of work on projects changes. Customers often retain the right to change the scope of work with an appropriate increase or decrease in the contract price. At February 28, 1994, the Company had a backlog of orders of approximately $60 million. There was no unfunded backlog at February 28, 1994.

OTHER ITEMS AFFECTING OPERATING RESULTS

     The Company has significant customers who, on an annual basis, individually account for more than ten percent of annual revenues. In each of fiscal 1995 and fiscal 1994, the Company had two significant customers from which revenues received aggregated $24.3 and $16.5 million, or 23.2 percent and 27.7 percent, respectively, of revenues in those years. In fiscal 1993, the Company did not have a significant customer who generated more than 10% of annual revenues.

     With the acquisition of RES in November of 1994 (See Note 2 of Notes To Consolidated Financial Statements), the Company now generates a significant portion of revenues under its contracts with the EPA. Under its current Emergency Response Cleanup Services ("ERCS") contracts, the Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising 6 states bordering the Great Lakes. ERCS Zone 4A and ERCS Region 5 contracts are renewable for one year periods through February 1996 and September 1997, respectively.

     Revenues from EPA contracts for the three months in fiscal 1995 since RES was acquired in November 1994, were $6.6 million. Annual revenues from EPA contracts for RES in the years prior to the Company's acquisition averaged approximately $35 million. The Company anticipates that it will receive a similar level of revenues in fiscal 1996. The Company intends to actively seek the award of future EPA contracts as the requests for proposals are issued.

     In April and May 1994, the EPA Office of Inspector General for Audits ("OIG") performed a review of the financial condition of RES in order to render an opinion on its financial capability to perform on EPA and other federal government agency contracts. The review included an evaluation of RES' existing and future financial capabilities to continue its operations and financial restructuring process and its relationship with its bank. The OIG submitted its report in May 1994. The report recommended that the EPA require RES to submit periodic reports relating to its financial condition, as well as to provide updates on the RES financial restructuring process. Management believes that RES has submitted reports as required and that, as a result of the acquisition of RES by the Company in November 1994, there will not be any material changes in RES' federal government contract relationships.

     The market for environmental services is primarily driven by legislation. Environmental engineering, consulting and remediation services are purchased because of legal or regulatory requirements to clean up problems. The delays in extending or creating new legislation, primarily Superfund, has resulted in much slower growth expectations in the engineering, consulting and private remediation markets and may continue pending new legislation. This reduced activity has resulted in increased competition and lower profitability leading to considerable downsizing in small to midsize environmental service companies and, in a number of cases, has led to consolidation.

     The key laws affecting the environmental market are the Response Conservation and Recovery Act, as amended in 1984 and 1986; the Comprehensive Environmental Response, Compensation and Liability Act, also known as the Superfund law; the Clean Air Act, the Federal Water Pollution Control Act, also known as the Clean Water Act, the Toxic Substances Control Act, and the Federal Facilities Compliance Act of 1992.

     The Company's operations have not been, nor are they expected in the near term, to be materially affected by inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements and supplementary data are indexed in
Item 14 hereof and incorporated in this item by reference thereto.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          (a)  Previous independent auditors

               (i) On January 31, 1994, the Company dismissed BDO Seidman as its independent auditors.

               (ii) The reports of BDO Seidman on the consolidated financial statements for the past three fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle.

               (iii) The Registrant's Board of Directors participated in and approved the decision to change independent auditors.

               (iv) In connection with its audits for the three most recent fiscal years and through January 31, 1994, there have been no disagreements with BDO Seidman on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused BDO Seidman to make reference thereto in their report on the financial statements for such years.

               (v) During the two most recent fiscal years and through January 31, 1994, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)).

               (vi) The Registrant requested and BDO Seidman furnished a letter addressed to the SEC stating that it agrees with the above statements. A copy of such letter was filed as
                      Exhibit 1 to Form 8-K dated January 31, 1994.

          (b)  New independent auditors

               (i) The Registrant engaged Ernst & Young LLP as its new independent auditors as of January 31, 1994. During the three most recent fiscal years and through January 31, 1994, the Registrant has not consulted with Ernst & Young LLP on items which (1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to the Directors of the Company will be set forth in the Company's definitive Proxy Statement (the "Proxy Statement"), to be filed prior to the expiration of the 120 day period provided for in General Instruction G(3) of Form 10-K, for the Annual Meeting of Stockholders under the heading "Election of Directors" and information on the requirement of filings by directors and executive officers under Section 16(a) of the Securities and Exchange Act of 1934, as amended, is set forth under the subheading "Other Matters" in such Proxy Statement and is incorporated herein by reference. Information regarding the Company's executive officers is as follows:

                     EXECUTIVE OFFICERS OF THE REGISTRANT

Name                               Age                           Position with Company
- ----                               ---                           ---------------------
E. Brian Smith                     57             Chairman, President and Chief Executive Officer
William T. Campbell                45             Vice President - Finance
C. Robert Conner                   40             Vice President - Engineering and Consulting Services
Anthony J. Dury                    57             Vice President - Chief Administrative Officer
Frank J. Loscavio*                 45             Vice President - Construction and Remediation Services
Wilfrid D. Nelson                  53             Vice President - General Counsel and Secretary
John W. Poling                     49             Vice President - Treasurer and Assistant Secretary
Daniel M. Rice                     40             Vice President - Controller
Richard A. Zartler                 54             Vice President - Construction and Remediation Services

________________
* Mr. Loscavio has been selected to replace Mr. Zartler, who has elected to retire, as Vice President - Construction and Remediation Services effective June 19, 1995.

     E. Brian Smith has served as Chief Executive Officer since January 1, 1994, Chairman of the Board since January 28, 1994, and President of the Company since February 1995, when the Company changed its name. In August 1993, Mr. Smith formed Smith Holding Corporation, a company formed to seek investments in environmental consulting and remediation firms. Mr. Smith serves as Chairman, President and Chief Executive Officer of Smith Holding Corporation. From July 1992 to August 1993, Mr. Smith was employed as a consultant to International Technology Corporation. Mr. Smith was President and Chief Operating Officer of International Technology Corporation from 1988 to July 1992. Mr. Smith holds a B.S. in Electrical Engineering from Purdue University and an M.S. in Financial Management from George Washington University.

     William T. Campbell, C.P.A., has served as Vice President - Finance since February 1995. He joined the Company as Vice President - Controller in March 1994. From 1984 to 1994, Mr. Campbell served in a variety of positions at International Technology Corporation, including Vice President - Government Contract Compliance from April 1992 to March 1994, Vice President - Controller from April 1990 to April 1992, and Operations Controller from March 1989 to April 1990. Mr. Campbell received a B.S. in Accounting from Pennsylvania State University.

     C. Robert Conner serves as Vice President - Engineering and Consulting Services. Prior to joining the Company in January 1995, Mr. Conner was founder and President of CRC Environmental, Inc., an engineering and business development firm from 1992 to 1994. Mr. Conner was employed by International Technology Corporation from 1989 to 1992, most recently as Regional Director in Cincinnati, Ohio, and Westinghouse Electric Corporation from 1979 to 1989 in several environmental management positions involving site assessment and remediation. Mr. Conner has a B.S. in Physics and Mathematics from Memphis State University and an M.S. in Nuclear Engineering from Carnegie Mellon Institute.

     Anthony J. Dury, Ph.D. has served as Vice President - Chief Administrative Officer since February 1995. He joined the Company as Vice President of Administration and Human Resources in January 1994. Prior to joining the Company, Dr. Dury was at International Technology Corporation from 1984, most recently serving as Vice President - Human Resources. Dr. Dury received a Ph.D. from the University of Pittsburgh in Higher Education in 1979, a M.Ed. from Towson University and B.S. from Pennsylvania State University.

     Frank J. Loscavio will join the Company effective June 19, 1995 as Vice President - Construction and Remediation Services. From 1992 until May 1995, Mr. Loscavio served as Vice President of Kenetech Corporation, CNF Constructors. Mr. Loscavio served as President of Brinderson Corporation, a national general construction firm, from 1987 through 1991. Mr. Loscavio has a degree in Mechanical Engineering from the State University of New York.

     Wilfrid D. Nelson is Vice President - General Counsel and Secretary. He joined the Company in October 1993 as General Counsel and Secretary. Prior to joining the Company, he served as Vice President and General Counsel/Risk Manager of American NuKem Corporation and its subsidiary ENSR Corporation from April 1988 to October 1993 and as an Assistant General Counsel of Brown & Root, Inc. from 1976 to 1988. Mr. Nelson, a member of the Texas Bar, holds an undergraduate degree in Commerce/Accounting from Kansas State University and is a graduate of the University of Texas School of Law.

     John W. Poling has served as Vice President - Treasurer and Assistant Secretary since February 1995. He joined the Company in November 1994 as Controller. Mr. Poling has held financial positions with environmental companies, including Vice President Finance and Chief Financial Officer of Envirogen, Inc. from September 1993 to October 1994, President of Tier, Inc., an environmental remediation services company, from August 1992 to September 1993, and Vice President and Chief Financial Officer of Roy F. Weston, Inc. from 1989 to 1992. Mr. Poling received a B.S. in Accounting from Rutgers University.

     Daniel M. Rice, C.P.A., joined the Company in February 1995, and serves as Vice President - Controller. From 1988 to 1995, Mr. Rice was an independent financial consultant servicing clients in several industries. Most recently he was a consultant to BCM Engineers Inc. from March 1994 until joining the Company. Mr. Rice holds a B.S. in Accounting from LaSalle University in Philadelphia and is a member of the Pennsylvania Institute of Certified Public Accountants.

     Richard A. Zartler has served as Vice President - Construction and Remediation Services since February 1995. Mr. Zartler joined the Company in January 1993 as President and Chief Executive Officer and served as President until February 1995. Mr. Zartler had been President and Chief Executive Officer of Grace Drilling Company, a subsidiary of Grace Energy Corporation, a position he held since 1988. Mr. Zartler received his B.A. degree in Engineering Science from Dartmouth College and his M.B.A. from Harvard Business School. Mr. Zartler has elected to retire as of June 9, 1995.

ITEM 11.  EXECUTIVE COMPENSATION

     Information with respect to executive compensation is set forth under the headings "Director Compensation," "Executive Compensation," and "Compensation Committee Report on Executive Compensation," and under the subheading "Compensation Committee Interlocks and Insider Participation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to the ownership of securities of the Company by certain persons is set forth under the headings "Principal Stockholders" and "Election of Directors" in the Proxy Statement and such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to transactions with management and others is set forth in the Proxy Statement under the heading "Certain Relationships and Related Transactions" and is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)  Financial Statements and Exhibits

               (1)  Consolidated Financial Statements:

                    The following financial statements are incorporated herein by this reference.

                    Reports of Independent Auditors........................F-1

                    Consolidated Balance Sheets at February 28,
                    1995 and 1994..........................................F-3

                    Consolidated Statements of Operations for each of the
                    Three Years Ended February 28, 1995....................F-5

                    Consolidated Statements of Common Stockholders' Equity
                    for each of the Three Years Ended February 28, 1995....F-6

                    Consolidated Statements of Cash Flows for each of the
                    Three Years Ended February 28, 1995....................F-7

                    Notes to Consolidated Financial Statements.............F-8

               (2) Financial Statement Schedule for the Three Years Ended February 28, 1995

                    II - Valuation and Qualifying Accounts.................F-22


                    Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

EXHIBIT INDEX

     (3)  Exhibits:

Exhibit                                                             Sequential
Number                    Description of Exhibit                   Page Number*
- ------                    ----------------------                   ------------
3.1       Certificate of Incorporation of the Registrant.                 **
          Incorporated by reference to Exhibit 3.1 to the
          Registrant's Registration Statement on Form S-1,
          File No. 33-7596.

3.1.1     Amendment to the Certificate of Incorporation of the            **
          Registrant.  Incorporated by reference to Exhibit 3.1.1
          to Amendment No. 1 to the Registrant's Registration
          Statement on Form S-1, File No. 33-7596.

3.1.2     Certificate of Designations of the $100 Redeemable              **
          Preferred Stock of the Registrant dated as of
          September 28, 1994.  Incorporated by reference to
          the Registrant's Form 10-Q dated October 11, 1994.

3.1.3     Certificate of Designations of the Junior Convertible           **
          Preferred Stock of the Registrant.  Incorporated by reference to Registrant's Form 8-K dated November 21, 1994.

3.2       Bylaws of the Registrant, as amended.  Incorporated             **
          by reference to Exhibit 3.2 to the Registrant's
          Registration Statement on Form S-1, File No. 33-7596.

4.1       Convertible Senior Subordinated Note in the principal           **
          amount of $10,000,000 dated November 21, 1994.
          Incorporated by reference to the Registrant's Form
          8-K dated September 7, 1994.

10.1      1986 Employee Stock Option Plan, as amended.                    **
          Incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended February 28, 1989.

10.2      Non-employee Directors Stock Option Plan, as amended.           **
          Incorporated by reference to Exhibit A to the Registrant's
          Proxy Statement dated May 26, 1992.

10.3      Retirement Savings Plan and Trust Agreement.                    **
          Incorporated by reference to Exhibit 10.5 to the
          Registrant's Annual Report on Form 10-K for
          the year ended February 19, 1988.

____________
*This information appears only in the manually signed original of the Form
10-K.

**Incorporated by reference.


Exhibit                                                             Sequential
Number                  Description of Exhibit                     Page Number*
- -----                   ----------------------                     ------------
10.4      Standstill Agreement dated September 1, 1988,                   **
          between W.R. Grace & Co. and Registrant.
          Incorporated by reference to the Registrant's Annual
          Report on Form 10-K for the year ended February 28,
          1989.

10.5      Standstill Agreement dated December 30, 1993,                   **
          between Smith Environmental Technologies Corporation
          and Registrant.  Incorporated by reference to Registrant's
          Form 8-K dated December 30, 1993.

10.6      Registration Rights Agreement dated as of December 30,          **
          1993, between Smith Environmental Technologies
          Corporation and Registrant.  Incorporated by reference to
          Registrant's Form 8-K dated December 30, 1993.

10.7      1994 Stock Incentive Plan.  Incorporated by reference to        **
          the Registrant's Proxy Statement dated May 27, 1994.

10.8      1994 Non-Employee Directors Stock Option Plan.                  **
          Incorporated by reference to the Registrant's Proxy
          Statement dated May 27, 1994.

10.9      Amended and Restated Note Purchase Agreement between the        **
          Registrant and 399 Venture Partners, Inc. dated
          November 15, 1994. Incorporated by reference to
          Registrant's Form 8-K dated September 7, 1994.

10.10     Agreement and Plan of Merger dated as of August 17, 1994,       **
          by and among the Registrant, BCM Merger Corp., BCM
          Engineers Inc. and the Trustees of the BCM Engineers Inc.
          Second Restatement of Employee Stock Ownership Plan.
          Incorporated by reference to Registrant's Form 10-Q
          dated October 11, 1994.

10.11     Amendment Agreement dated as of August 29, 1994 and             **
          Second Amendment Agreement dated as of September 23,
          1994, by and among the Registrant, BCM Merger Corp.,
          BCM Engineers Inc. and the Trustees of the BCM Engineers
          Inc. Second Restatement of the Employee Stock Ownership
          Plan. Incorporated by reference to the Registrant's
          Form 10-Q dated October 11, 1994.

10.12     Loan and Security Agreement dated as of September 28,           **
          1994 by and among the Registrant, BCM Engineers Inc.
          (a Pennsylvania corporation), BCM Engineers Inc. (an
          Alabama corporation) and LaSalle Business Credit, Inc.,
          as agent for these Lenders. Incorporated by reference to
          Registrant's Form 10-Q dated October 11, 1994.

10.13     Stock Purchase Agreement, as amended, dated August 1,           **
          1994 by among Riedel Environmental Services, Inc.,
          Riedel Environmental Technologies, Inc. and the
          Registrant.  Incorporated by reference to the Registrant's
          Form 8-K dated November 21, 1994.

____________


*This information appears only in the manually signed original of the Form
10-K.

**Incorporated by reference.


Exhibit                                                             Sequential
Number                  Description of Exhibit                     Page Number*
- -----                   ----------------------                     ------------
10.14     First Amendment to the Loan and Security Agreement,             **
          dated November 15, 1994 by among the Registrant, BCM
          Engineers Inc. (a Pennsylvania corporation), BCM
          Engineers Inc. (an Alabama corporation) and LaSalle
          Business Credit, Inc., as agent for these Lenders.
          Incorporated by reference to Registrant's Form 8-K
          dated November 21, 1994.

10.15     Registration Rights Agreement dated as of November 15,          **
          1994, by and among 399 Venture Partners, Inc., Smith
          Holding Corporation and the Registrant.  Incorporated
          by reference to Registrant's Form 8-K dated November 21,
          1994.

10.16     Stockholders Agreement dated as of November 15, 1994,           **
          by and among Registrant, Smith Holding Corporation,
          E. Brian Smith and 399 Venture Partners Inc.  Incorporated
          by reference to Registrant's Form 8-K dated November 21,
          1994.

10.17     Asset Purchase Agreement dated as of December 30, 1994          **
          by and between RESNA Industries, Inc. and the Registrant.
          Incorporated by reference to Registrant's Form 8-K dated
          January 13, 1995.

10.18     Second Amendment to Loan and Security Agreement dated           **
          as of January 13, 1995, by and among the Registrant,
          BCM Engineers Inc. (a Pennsylvania corporation), BCM
          Engineers Inc. (an Alabama corporation), Riedel
          Environmental Services, Inc., and LaSalle Business
          Credit, Inc., as agent for the Lenders.  Incorporated
          by reference to Registrant's Form 8-K dated January 13,
          1995.

10.19     Third Amendment to the Loan and Security Agreement dated        **
          as of January 27, 1995, by and among the Registrant, BCM
          Engineers Inc. (a Pennsylvania corporation), BCM Engineers
          Inc. (an Alabama corporation), Riedel Environmental Services,
          Inc., and LaSalle Business Credit, Inc., as agent for the
          Lenders, filed herewith.

10.20 Fourth Amendment to the Loan and Security Agreement dated as of May 5, 1995, by and among the Registrant, BCM Engineers Inc.
          (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation), Riedel Environmental Services, Inc., and LaSalle
          Business Credit, Inc., as Agent for the Lenders. Incorporated by reference to the Registrant's Form 8-K dated May 5, 1995.

11        Statement regarding computation of per share earnings.

21        Subsidiaries of Registrant.

23.1      Consent of Ernst & Young LLP

23.2      Consent of BDO Seidman

____________

*This information appears only in the manually signed original of the Form
10-K.

**Incorporated by reference.



Exhibit
Number                  Description of Exhibit
- -----                   ----------------------
    24    Powers of Attorney and Certified Copy of Resolution:
          (a)  Power of Attorney dated February 22, 1995,
               granted by Robert L. Guyett to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (b)  Power of Attorney dated February 22, 1995,
               granted by Hugh G. Robinson to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (c)  Power of Attorney dated February 22, 1995,
               granted by Byron Lee, Jr. to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (d)  Power of Attorney dated February 22, 1995,
               granted by Melvin H. Chiogioji to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (e)  Power of Attorney dated February 22, 1995,
               granted by John Paul Jones, Jr. to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (f)  Power of Attorney dated February 22, 1995,
               granted by E. Brian Smith to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (g)  Power of Attorney dated February 22, 1995,
               granted by Richard M. Cashin, Jr. to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (h)  Power of Attorney dated February 22, 1995,
               granted by Arthur A. Riedel to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (i)  Certified Copy of the Resolution of Registrant's
               Board of Directors authorizing signatures
               pursuant to power of attorney.

     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the fourth quarter of the fiscal year ended February 28, 1995:

          (1) Form 8-K/A dated December 6, 1994, amending Form 8-K dated November 21, 1994, to include audited consolidated financial statements of Riedel Environmental Services, Inc.

          (2) Form 8-K dated January 13, 1995, relating to the acquisition of certain assets of RESNA Industries, Inc., a Delaware corporation.

          (3)  Form 8-K/A dated January 27, 1995, amending Form 8-K dated
               January 13, 1995, to include audited consolidated financial statements of RESNA Industries, Inc.

          (4)  Form 8-K/A dated January 27, 1995, to amend Form 8-K dated
               January 13, 1995 to reflect the term "unaudited" as applied to footnote number 9.

    27    Requirements for the format and input of financial data schedules
          (not deemed filed with the Commission).


____________

*This information appears only in the manually signed original of the Form
10-K.

**Incorporated by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SMITH ENVIRONMENTAL SERVICES CORP.
                              (Registrant)

                              By:   /s/   William T. Campbell
                                   ----------------------------
                                          William T. Campbell
                                          Vice President - Finance

May 30, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 30th day of May 1995.


     Signature                          Title
     ---------                          -----

     /s/  E. Brian Smith*               Chief Executive Officer, President and
     -------------------------          Director (Principal Executive Officer)
          E. Brian Smith

     /s/  William T. Campbell           Vice President - Finance
     -------------------------          (Principal Financial Officer)
          William T. Campbell

     /s/  Daniel M. Rice                Vice President - Controller
     -------------------------          (Principal Accounting Officer)
          Daniel M. Rice

     /s/  Melvin Chiogioji*             Director
     -------------------------
          Melvin Chiogioji

     /s/  Robert L. Guyett*             Director
     -------------------------
          Robert L. Guyett

     /s/  John Paul Jones, Jr.*         Director
     -------------------------
          John Paul Jones, Jr.

     /s/  Byron Lee, Jr.*               Director
     -------------------------
          Byron Lee, Jr.

     /s/  Hugh G. Robinson*             Director
     -------------------------
          Hugh G. Robinson

     /s/  Arthur A. Riedel*             Director
     -------------------------
          Arthur A. Riedel

     /s/  Richard M. Cashin*            Director
     -------------------------
          Richard M. Cashin

*    By /s/ Wilfrid D. Nelson

    Wilfrid D. Nelson, pursuant to Powers of Attorney filed herewith

                         REPORTS OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Smith Environmental Technologies Corporation

     We have audited the accompanying consolidated balance sheets of Smith Environmental Technologies Corporation (formerly Canonie Environmental Services Corp.) as of February 28, 1995 and 1994 and the related consolidated statements of operations, common stockholders' equity, and cash flows for the years then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the years ended February 28, 1995 and 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SoilTech ATP Systems, Inc. (a corporation in which the Company has a 50% interest) have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for SoilTech ATP Systems, Inc., it is based solely on their report.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smith Environmental Technologies Corporation as of February 28, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Dallas, Texas                                               ERNST & YOUNG LLP
May 10, 1995

                         REPORTS OF INDEPENDENT AUDITORS


Board of Directors and Stockholders
Smith Environmental Technologies Corporation

     We have audited the accompanying consolidated statements of operations, common stockholders' equity, and cash flows of Smith Environmental Technologies Corporation (formerly Canonie Environmental Services Corp.) for the year ended February 28, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Smith Environmental Technologies Corporation for the year ended February 28, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Kalamazoo, Michigan                               BDO Seidman
April 16, 1993                                    Certified Public Accountants



To the Stockholders of
SoilTech ATP Systems, Inc.
King of Prussia, Pennsylvania

We have audited the balance sheets of SoilTech ATP Systems, Inc. as of December 31, 1994 and 1993, and the related statements of operations and deficit and cash flows for the years then ended (not included herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SoilTech ATP Systems, Inc. at December 31, 1994 and 1993, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

Kalamazoo, Michigan                              BDO Seidman
January 24, 1995                                 Certified Public Accountants

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                               FEBRUARY 28,    FEBRUARY 28,
                                                                   1995            1994
                                                              -------------   -------------
ASSETS

Current Assets:
   Cash                                                            $  2,345       $  2,290
   Accounts receivable, less allowance for doubtful
     accounts of $1,312 and $485 (Note 3)                            41,726         13,739
   Costs and estimated earnings on long-term
     contracts in excess of billings (Note 4)                         1,803          3,365
   Prepaid expenses and other current assets                          3,086            230
                                                              -------------   -------------

     Total current assets                                            48,960         19,624

Property and Equipment:
   Equipment                                                         18,712         14,730
   Land and buildings                                                 4,431          2,638
   Leasehold improvements                                             1,448            101
                                                              -------------   -------------
     Total property and equipment, at cost                           24,591         17,469
   Less accumulated depreciation and amortization                     8,681          7,848
                                                              -------------   -------------

     Property and equipment, net                                     15,910          9,621


Other Assets:
   Cost in excess of net assets of businesses acquired,
     net of accumulated amortization of $310 (Note 2)                28,495            -
   Other assets (Notes 5 and 6)                                       7,189          4,279
                                                              -------------   -------------

TOTAL ASSETS                                                      $ 100,554       $ 33,524
                                                              -------------   -------------
                                                              -------------   -------------

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (In thousands)

                                                                FEBRUARY 28,     FEBRUARY 28,
                                                                    1995             1994
                                                               -------------    -------------
LIABILITIES, REDEEMABLE PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts and subcontracts payable                              $  16,793         $  4,827
   Payables to affiliates (Note 5)                                    1,092            2,437
   Accrued expenses and other liabilities:
     Compensation and related fringes                                 4,763              957
     Severance and office closures                                    3,590            1,606
     Other                                                            8,684            3,582
   Billings on long-term contracts in excess
     of costs and estimated earnings (Note 4)                           636            1,132
   Current maturies of long-term debt
     and short-term borrowings (Note 7)                               2,310            1,800
                                                               -------------    -------------
     Total current liabilities                                       37,868           16,341

Long-term debt (Note 7)                                              21,078              -
Other long-term liabilities                                           4,587              -

Convertible Senior Subordinated Note, 10%, maturing
   in 2004, convertible into 3,048,780 common
   shares at $3.28 per share (Note 8)                                10,000              -

Commitments and contingencies (Notes 9 and 14)

Redeemable Preferred Stock, $0.01 par value; 78,000
   shares authorized; 78,000 shares issued; 5%
   cumulative dividend; $100 redemption value,
   aggregate redemption value $7,800,000 (Note 12)                    6,923              -

Junior Convertible Preferred Stock, $0.01 par value;
   371,500 shares authorized; none issued (Note 8)                      -                -

Preference stock, $0.01 par value; 1,000,000 shares
   authorized; none issued                                              -                -

Common Stockholders' Equity:
   Common stock, $0.01 par value; 20,000,000 shares
     authorized; 5,807,472 and 5,700,783 shares
     issued, respectively                                                58               57
   Addditional paid-in capital                                       16,970           16,611
   Retained earnings                                                  3,070              515
                                                               -------------    -------------

     Total common stockholders' equity                               20,098           17,183
                                                               -------------    -------------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY                                $ 100,554         $ 33,524
                                                               -------------    -------------
                                                               -------------    -------------

          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In thousands, except share data)

                                                                    Years Ended February 28,
                                                           ------------------------------------------
                                                               1995           1994           1993
                                                           ------------  -------------  -------------
Revenues (Notes 3 and 15)                                    $ 104,738       $ 59,461       $ 71,376
Cost of revenues                                                89,922         56,020         71,874
                                                           ------------  -------------  -------------
    Gross profit (loss)                                         14,816          3,441           (498)
Selling, general, and administrative
    expenses                                                    10,795          5,754          6,597
Special charges (Note 15)                                          -            4,263          4,371
                                                           ------------  -------------  -------------
Income (loss) from operations                                    4,021         (6,576)       (11,466)
Interest expense                                                 1,229            412            143
                                                           ------------  -------------  -------------
Income (loss) before income tax expense (benefit)                2,792         (6,988)       (11,609)
Income tax expense (benefit) (Note 10)                             558            135         (2,587)
                                                           ------------  -------------  -------------
Income (loss) before earnings (losses)
    of unconsolidated affiliates                                 2,234         (7,123)        (9,022)

Share in earnings (losses) of
    unconsolidated affiliates: (Note 5)
      Operating                                                    539           (221)          (901)
      Investment write-off                                         -           (2,655)           -
                                                           ------------  -------------  -------------
Net income (loss)                                                2,773         (9,999)        (9,923)

Dividends and accretion on
    Redeemable Preferred Stock (Note 12)                           218            -              -
                                                           ------------  -------------  -------------

Income (loss) applicable to common stock                       $ 2,555       $ (9,999)      $ (9,923)
                                                           ------------  -------------  -------------
                                                           ------------  -------------  -------------

Weighted average number of common
    and common equivalent shares
    outstanding                                              5,865,782      5,700,783      5,700,783
Earnings (loss) per common and common
    equivalent share                                           $  0.44       $  (1.75)      $  (1.74)


          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (In thousands, except common share data)

                                   SHARES OF                  ADDITIONAL
                                    COMMON        COMMON        PAID-IN        RETAINED
                                     STOCK         STOCK        CAPITAL        EARNINGS          TOTAL
                                  ------------  ----------  --------------  ---------------  -------------
Balance, February 29, 1992          5,700,783       $  57       $  16,584       $  20,407       $  37,048
Net loss                                  -           -               -            (9,923)         (9,923)
Other                                                 -                (4)             30              26
                                  ------------  ----------  --------------  ---------------  -------------

Balance, February 28, 1993          5,700,783          57          16,580          10,514          27,151
Net loss                                              -               -            (9,999)         (9,999)

Other                                                 -                31             -                31
                                  ------------  ----------  --------------  ---------------  -------------

Balance, February 28, 1994          5,700,783          57          16,611             515          17,183
Shares issued upon conversion
  of stock options                    106,689           1             359                             360
Net income                                -           -               -             2,773           2,773
Dividends and accretion on                                                                            -
  Redeemable Preferred Stock              -           -               -              (218)           (218)
                                  ------------  ----------  --------------  ---------------  -------------

Balance, February 28, 1995          5,807,472       $  58       $  16,970        $  3,070       $  20,098
                                  ------------  ----------  --------------  ---------------  -------------
                                  ------------  ----------  --------------  ---------------  -------------


           See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                              YEARS ENDED FEBRUARY 28,
                                                                     ------------------------------------------
                                                                         1995           1994           1993
OPERATING ACTIVITIES:
   Net income (loss)                                                    $  2,773      $  (9,999)     $  (9,923)
   Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Provision for special items                                         -            4,263          4,371
         Depreciation and amortization                                     3,360          1,546          2,182
         Loss on disposal of equipment                                       168
         Share in (earnings) losses of affiliates                           (539)         2,876            901
         Income tax refund                                                   -            2,208         (2,208)
   Changes in operating assets and liabilities, net
      of effects from acquisitions:
         Accounts receivable                                               4,529          2,749          4,339
         Costs and estimated earnings on long-term
            contracts in excess of billings                                1,562          2,720            118
         Prepaid expenses and other current assets                          (602)           724           (421)
         Other assets                                                     (1,959)           -              -
         Accounts and subcontracts payable                                 1,130          1,386         (2,931)
         Accrued expenses and other liabilities                           (4,983)          (859)         1,022
         Billings on long-term contracts in excess of
            costs and estimated earnings                                    (496)           178            567
         Other long-term liabilities                                        (845)           -              -
         Other, net                                                         (218)           675           (766)
                                                                     ------------  -------------  -------------
   Net cash provided by (used in) operating activities                     3,880          8,467         (2,749)
                                                                     ------------  -------------  -------------

INVESTING ACTIVITIES:
   Capital expenditures                                                     (689)        (3,333)        (2,766)
   Advances (to) from affiliates                                           1,000         (1,496)        (1,020)
   Proceeds from sale of subsidiary                                          -              704          1,000
   Purchase of BCM Engineers (net of cash acquired)                       (4,783)           -              -
   Purchase of Riedel Environmental Services (net of cash acquired)      (18,336)           -              -
   Other                                                                     (43)            22            (1)
                                                                     ------------  -------------  -------------
   Net cash used in investing activities                                 (22,851)        (4,103)        (2,787)
                                                                     ------------  -------------  -------------

FINANCING ACTIVITIES:
   Proceeds from revolving line of credit used to fund acquisitions       19,580            -              -
   (Repayments) borrowings on revolving line of credit, net               (4,800)        (3,200)         5,000
   Retirement of acquired companies debt                                 (10,647)           -              -
   Proceeds from term loans used to fund acquisitions                      4,500            -              -
   Proceeds from Senior Note                                               2,000            -              -
   Proceeds from Convertible Senior Subordinated Note                     10,000            -              -
   Repayment of debt                                                      (1,967)           -              -
   Proceeds from excercise of stock options                                  360            -              -
                                                                     ------------  -------------  -------------
   Net cash provided (used) by financing activities                       19,026         (3,200)         5,000
                                                                     ------------  -------------  -------------
Net increase (decrease) in cash                                               55          1,164           (536)
Cash at beginning of year                                                  2,290          1,126          1,966
Cash of sold subsidiary                                                      -              -             (304)
                                                                     ------------  -------------  -------------
Cash at end of year                                                     $  2,345       $  2,290       $  1,126
                                                                     ------------  -------------  -------------
                                                                     ------------  -------------  -------------


          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                 (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

     Smith Environmental Technologies Corporation (formerly Canonie Environmental Services Corp.), a Delaware corporation (the Company), provides a broad range of comprehensive environmental consulting, engineering, and on-site remediation services for clients, including federal, state and municipal government agencies, with properties contaminated with hazardous materials throughout the United States. During the year ended February 28, 1995, the Company completed three acquisitions which significantly increased its services, core competencies and geographic coverage. See Note 2 for description of acquisitions.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent.

     Certain amounts in prior years have been reclassified to conform with the fiscal 1995 presentation. Certain costs related to regional operations have been reclassified from selling, general and administrative expenses to cost of revenues. The costs reclassified for fiscal 1994 and fiscal 1993 were $6.5 million and $7.9 million, respectively.

REVENUE AND COST RECOGNITION

     Revenues from engineering and remediation service contracts are generally recognized as the services are provided, principally under cost-plus-fee and time and materials contracts. The Company recognizes revenues on fixed price, long-term contracts on the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Where appropriate, contracts are segmented between engineering and construction efforts and, accordingly, gross margin related to each activity is recognized as those separate services are rendered. Contract costs include all direct material, labor, and subcontract costs and other direct costs related to contract performance. Indirect costs, classified as cost of revenues, and selling, general, and administrative costs are charged to expense as incurred. Changes to total estimated contract costs and losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings on long-term contracts in excess of billings. It is anticipated that the incurred costs associated with contract work in progress at February 28, 1995, will be billed and collected in fiscal 1996. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings on long-term contracts in excess of costs and estimated earnings. An amount equal to contract costs attributable to claims, if any, is included in revenues when realization is probable and the amount can be reasonably estimated.

PROPERTY, EQUIPMENT, AND DEPRECIATION

     Property and equipment are stated at cost. Depreciation is provided primarily on the straight-line method except for process equipment which is depreciated based on units of production and cost recovery methods. Depreciation is based on the following estimated useful lives:

- --------------------------------------------------------------------------------

Building and improvements                                            33-35 years
Leasehold improvements                                                3-10 years
Office, process and field equipment                                    3-7 years

- --------------------------------------------------------------------------------

INCOME TAXES

     The Company utilizes a liability approach to financial accounting and reporting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

ACCRETION ON REDEEMABLE PREFERRED STOCK

     The Company's Redeemable Preferred Stock was recorded at its estimated fair value at the date of issuance. The $932,000 excess redemption value of the Redeemable Preferred Stock over its carrying value is being accreted using the interest method so that the carrying value will equal the redemption value on the scheduled redemption dates. The accretion to redemption value on the Redeemable Preferred Stock aggregated $55,000 for fiscal 1995.

INCOME (LOSS) APPLICABLE TO COMMON STOCK

     Income (loss) applicable to common stock represents the portion of the Company's earnings applicable to its common stockholders. Such amount is calculated by adjusting net income (loss) for the accretion and dividend requirements on the Company's Redeemable Preferred Stock in the amount of $218,000 for fiscal 1995.

EARNINGS PER SHARE

     Earnings per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding (5,865,782 in fiscal 1995 and 5,700,783 in fiscal 1994 and 1993). The dilutive effect of the Company's stock options was calculated using the treasury stock method in fiscal 1995. The effect of the Company's stock options was excluded from the calculation of earnings per share in fiscal 1994 and 1993 due to their anti-dilutive impact. Other potentially dilutive securities at February 28, 1995 consist of the Company's Convertible Senior Subordinated Note (see Note 8). Conversion of the Convertible Senior Subordinated Note for fiscal 1995 was not considered since assumed conversion did not result in significant dilution.

AMORTIZATION OF COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over a period not exceeding thirty years. The Company periodically reviews goodwill to assess recoverability. Impairments will be recognized in operating results if a permanent diminution in value were to occur. Amortization recorded for fiscal 1995 was $310,000.

STATEMENT OF CASH FLOWS

     Supplemental cash flow information for fiscal years 1995, 1994 and 1993, is summarized as follows (in thousands):

                                            1995            1994          1993
                                        ----------------------------------------
          Interest paid                    $ (830)        $ (532)        $ (287)
          Interest received                    40            100            263
          Income taxes paid                  (391)            --             --
          Income tax refunds                  620         1, 981              4

NOTE 2 - ACQUISITIONS

     On September 28, 1994, the Company purchased all of the outstanding common stock of BCM Engineers Inc. (BCM), an environmental consulting and engineering company, for cash of $5.0 million and 78,000 shares of Redeemable Preferred Stock with an estimated fair value of $6.9 million on the date of issuance and a redemption value of $7.8 million. The Redeemable Preferred Stock has a 5 percent cumulative dividend requirement and is redeemable in equal installments on the fifth, sixth and seventh anniversaries of its issuance (see Note 12).
The Company also repaid $9.5 million of indebtedness of BCM from the proceeds under its Loan Agreement.

     On November 21, 1994, the Company purchased all of the capital stock of Riedel Environmental Services, Inc. (RES), an Oregon corporation, from Riedel Environmental Technologies, Inc.. RES is an environmental remediation firm. The purchase price, paid in cash, was approximately $19 million, subject to certain adjustments as determined by a final audit of the acquired assets. The RES acquisition was funded by the Company's issuance of a $10 million Convertible Senior Subordinated Note and a $2 million Senior Note (see Note 8) and borrowings under the Company's revolving and term credit facilities.

     On December 30, 1994, the Company entered into a definitive agreement with RESNA Industries, Inc. (RESNA) to acquire substantially all of RESNA's assets in exchange for the assumption by the Company of RESNA's debt to its principal bank lender of $1.5 million, of which $1.1 million was paid at closing with proceeds from the Company's revolving credit facility. The Company also assumed certain other liabilities in connection with the operations of RESNA. RESNA, based in California, operates a full service environmental remediation business which focuses primarily on the soil and groundwater contamination market and cleanups related to underground storage tanks.

     The transactions were accounted for as purchases; accordingly, the purchase prices have been allocated to assets and liabilities based on estimated fair values as of the acquisition dates and the results of operations of the acquired companies have been included in the Company's statement of operations for fiscal 1995 since their respective acquisitions dates. The cost in excess of the estimated fair value of the net assets acquired was recorded as goodwill in the amount of $28.8 million ($14.7 million relating to BCM, $12.6 million relating to RES, and $1.5 million relating to RESNA) and is being amortized on a straight-line basis over a period of 30 years.

     The following pro forma combined revenues, net loss and loss per share data which summarize the results of operations for the year ended February 28, 1995 and 1994 as if BCM, RES and RESNA had been acquired as of the beginning of fiscal 1994.

                                                  1995           1994
                                          ---------------------------------
                                          (in thousands, except share data)

          Revenues                              $195,296       $221,211
          Net loss                               $(1,098)      $(20,441)
          Loss per share                          $(0.28)        $(3.68)

     The unaudited pro forma combined financial information is based on historical information and does not necessarily reflect the results of operations which would have occurred had such transactions been consummated at the beginning of fiscal 1994 or the Company's results of operations for any future period. Further, no effect has been given in the pro forma information for consolidation cost savings and other synergistic benefits expected to be realized subsequent to the consummation of the acquisitions.

     The above pro forma data include adjustments to eliminate inter-company revenues and cost of revenues, adjust interest expense in connection with additional borrowings, eliminate ESOP expenses related to BCM, eliminate revenues and operating results in connection with the BCM laboratory which is held for sale, adjust depreciation, recognize preferred stock dividend requirements, and record the amortization of cost in excess of net assets acquired.

NOTE 3 - ACCOUNTS RECEIVABLE

     Accounts receivable at February 28, 1995 and 1994 are comprised of the following (in thousands):

                                                            February 28,
                                                       ------------------------
     Commercial and non-U.S. government customers:         1995      1994
                                                         --------  --------
       Amounts billed                                    $ 21,746  $ 11,086
       Unbilled recoverable costs and estimated earnings    5,661        --
       Due from affiliates                                     --       454
       Retention                                            4,020     2,610
                                                         --------  --------
                                                           31,427    14,150
                                                         --------  --------

     United States Government and agencies:
       Amounts billed                                       5,565        74
       Unbilled recoverable costs and estimated earnings    5,910        --
       Retention                                              136
                                                         --------
                                                           11,611        74
                                                         --------  --------
     All customers                                         43,038    14,224
     Allowance for doubtful accounts                       (1,312)     (485)
                                                         --------  --------
                                                         $ 41,726  $ 13,739
                                                         --------  --------
                                                         --------  --------

     Unbilled recoverable costs and estimated earnings represents revenue earned and recognized on contracts which are not yet billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or the completion of the project. Retention of $4.2 million is expected to be substantially collected during fiscal 1996.

     Due to the nature of the services provided by the Company, it may derive revenue from a single customer which exceeds 10% of its revenues for the year. During fiscal 1995, the Company had two customers with revenues of $12.2 million and $12.1 million. For fiscal 1994, the Company had two customers, who were different from the customers in fiscal 1995, with revenues of $9.9 million and $6.6 million.

     The Company, as a result of the acquisition of RES, had revenues for fiscal 1995 derived from the United States Environmental Protection Agency (EPA) for Emergency Response Cleanup Services (ERCS). Under the ERCS contracts, the Company is the prime contractor for scheduled and emergency removal of hazardous substances. The Company derived approximately $6.6 million of revenue from the EPA during the quarter ended February 28, 1995.

     Prior to the acquisition of RES by the Company, the EPA Office of Inspector General for Audits (OIG) performed a review of the financial condition of RES in order to render an opinion on its financial capability to perform on EPA and other federal government contracts. The review included an evaluation of RES' existing and future financial capabilities to continue its operations and financial restructuring process and its relationship with its bank. The OIG submitted its reports in May 1994. The report recommended that the EPA require RES to submit periodic reports relating to its financial condition as well as to provide updates on the RES' financial restructuring process. Management believes that, as a result of the acquisition by the Company, there will not be any material changes in RES' contractual relationship with the federal government.

NOTE 4 - LONG-TERM CONTRACTS AND RECEIVABLES

     Long-term contracts in process accounted for using the percentage-of-completion method are as follows (in thousands):

                                                            February 28,
                                                         ------------------
                                                           1995      1994
                                                         --------  --------
     Accumulated expenditures on
       uncompleted contracts                             $107,277  $103,318
     Estimated earnings thereon                            14,593    13,291
                                                         --------  --------
                                                          121,870   116,609
     Less applicable progress billings                    120,703   114,376
                                                         --------  --------
     Total                                               $  1,167  $  2,233
                                                         --------  --------
                                                         --------  --------

     The long-term construction contracts are shown in the accompanying balance sheets as follows (in thousands):

                                                            February 28,
                                                         ------------------
                                                           1995      1994
                                                         --------  --------
     Costs and estimated earnings on long-term
       contracts in excess of billings                    $ 1,803   $ 3,365

     Billings on long-term contracts in excess of
       costs and estimated earnings                          (636)   (1,132)
                                                         --------  --------
     Total                                                $ 1,167   $ 2,233
                                                         --------  --------
                                                         --------  --------

NOTE 5 - CONSOLIDATED SUBSIDIARY AND UNCONSOLIDATED AFFILIATE COMPANIES

     The Company owns a 100% interest in Canonie Technologies, Inc. (CT). CT owns a 50% interest in SoilTech ATP Systems, Inc. (STI).

     STI is a corporate joint venture that was formed to use sublicense rights and the related waste material processing equipment for remediation of contaminated sites. STI has the sole U.S. license until June 2012 of a pyrolysis technology developed by a Canadian quasi governmental agency. Under the equity method of accounting for this unconsolidated affiliate, the Company's investment in STI has been adjusted by the Company's proportionate share of the earnings and losses incurred by STI over the years. STI's accumulated stockholders' deficit at December 31, 1994 is $3.3 million. The Company's investment and advances to STI, which is classified in other assets on the accompanying balance sheets, on February 28, 1995 was $1.8 million compared with $2.5 million at February 28, 1994. The Company's management continues to believe its investment of $1.8 million at February 28, 1995, will be realized through STI's future undiscounted cash flows. The Company's balance sheet includes $1.1 million in subcontracts payable with respect to STI at February 28, 1995.

     In addition, the Company owns a 20% interest in LaPosta Recycling Center, Inc. (LRC). LRC was formed to develop a full service hazardous waste treatment facility and recycling center. The Company wrote off its investment in and advances to LRC in fiscal 1994 and has no further financial commitment to LRC.

     A summary of the unconsolidated affiliates' combined financial position and results of operations (STI and LRC fiscal 1993 and STI in fiscal 1994 and 1995) is as follows (in thousands):

                                        1995           1994           1993
                                     --------------------------------------
     Revenues                          $8,252        $ 5,166        $ 2,204
                                     --------      ---------      ---------
     Net income (loss)                 $  561        $  (874)       $(2,177)
                                     --------      ---------      ---------

     Current assets                    $1,597        $ 3,117        $   760
     Non-current assets                 2,882          4,001         12,799
                                     --------      ---------      ---------
     TOTAL ASSETS                      $4,479        $ 7,118        $13,559
                                     --------      ---------      ---------

     Current liabilities               $  922        $ 2,722        $ 3,870
     Notes payable to stockholders      6,872          8,432         12,821
                                     --------      ---------      ---------
     TOTAL LIABILITIES                 $7,794        $11,154        $16,691
                                     --------      ---------      ---------


     The Company derived revenues from engineering services performed for various affiliated companies, primarily STI in fiscal 1995 and 1994 and a former significant shareholder in 1993. In addition, the Company's cost of revenues include costs associated with services provided by affiliated companies, primarily STI, as subcontractors on its remediation contracts. These transactions with affiliates are summarized as follows (in thousands):

                                        1995           1994           1993
                                       ------------------------------------
     Services provided to affiliates,
       included in revenues            $  604         $  917         $5,109
     Subcontract costs, included in
       cost of revenues                 8,015          4,614          2,961


NOTE 6 - OTHER ASSETS

     Other assets at February 28, 1995 and 1994 include a trade note receivable with a $1.5 million carrying value which accrues interest at 1 percent below the prime rate, is secured by real estate, and is due May 2002. Repayment terms are accelerated upon a transfer or a modified utilization of the real estate or abandonment of efforts to obtain waste permits. The real estate, located in Santa Barbara County, California, includes a former toxic waste site. Based on an independent appraisal, management adjusted the carrying value of the note in fiscal 1993 from $4.1 million to $1.5 million to reflect the fair market value of the real estate securing the note.

     Included in other assets at February 28, 1995 are $1.4 million of loan closing fees, which are net of $201,000 of accumulated amortization, related to the loans obtained in connections with the acquisition of BCM and RES. The original amount of loan fees of $1.6 million are being amortized over 36 months, the term of the loan agreements.

NOTE 7 - DEBT

      Long-term debt consists of the following (in thousands):

                                                        February 28,
                                               ----------------------------
                                                  1995               1994
                                                  ----               ----
     Bank borrowings:
       Revolving credit loans                   $14,780             $
       Term loans                                 4,267                  --
       Notes payable                                 --               1,800
     Senior Note (Note 8)                         2,000                  --
     Capitalized lease obligations at interest
       rates of 6% to 10%                         1,139                  --
     ESOP notes payable to individuals at
       interest rates of 7.5% to 10.5%              613                  --
     Other                                          589                  --
                                                -------             -------
       Total debt                                23,388               1,800
     Less current maturities                      2,310               1,800
                                                -------             -------
     Total long-term debt                       $21,078             $    --
                                                -------             -------

     At February 28, 1995, the Company's Loan and Security Agreement (the Agreement) with LaSalle Business Credit, Inc. (Lender), consists of a $25.5 million revolving credit facility and a $4.5 million term loan facility. The Company may issue up to $3.0 million for letters of credit under the Agreement which reduces availability under the revolving credit facility. The Company can choose an interest rate equal to 1.50 percent over the prime rate or 3.25 percent over the London Interbank Offered Rate (LIBOR) on revolving credit borrowings and 1.75 percent over the prime rate or 3.5 percent over LIBOR on term loan borrowings. At February 28, 1995, $10.0 million of the revolving credit facility and $3.5 million of the term loan facility was bearing interest based on LIBOR at 9.438 percent and 9.688 percent, respectively. Interest rates on the remaining amounts due under the revolving and term loan facilities were
10.50 percent and 10.75 percent, respectively, and were based on the prime rate. Outstanding letters of credit issued pursuant to the Agreement aggregated $450,000 at February 28, 1995. The Agreement provides for various covenants including requirements as to the Company's net income, tangible net worth, interest coverage, current ratio, and debt service coverage ratio.
Additionally, the Agreement provides for limitations on business combinations, capital expenditures and dividends on common stock. LaSalle Business Credit, Inc. acts as agent for other Lenders participating in the amended credit facility. The initial term of the credit facility is three years and expires on September 28, 1997, unless extended by the Company and the Lender. If the Company elects to terminate the Agreement during the initial term, it will be subject to prepayment fees of the entire credit facility of 2.50 percent during the first year of the Agreement; 1.25 percent during the second year of the agreement; and 0.50 percent during the third year of the Agreement. No prepayment fees will be imposed if the Agreement is terminated during any renewal term.

     Borrowings pursuant to the Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Under the revolving credit facility, the Company may borrow up to 80% of eligible billed accounts receivable, as defined by the Agreement. The amount of availability fluctuates based on the timing of customer invoicing and eligible accounts receivable. The unused credit facility at February 28, 1995 was $3.0 million. The term loans are based on eligible property and equipment at the time of the loans and are being amortized and paid over 60 months, but are due on September 27, 1997 if the revolving credit facility is not renewed by the Company and the Lender.

     Maturities of long-term debt for years ending February 28, are as follows (in thousands):

                   1996                              $  2,310
                   1997                                 1,471
                   1998                                17,607
                   1999                                    --
                   2000                                    --
                   Thereafter                           2,000
                                                      -------
                                                      $23,388
                                                      -------
                                                      -------

     On May 5, 1995, the Company and Lender amended its Agreement to increase the eligible borrowing base by an amount up to $4 million with the creation of an "Unbilled Account Subline" whereby unbilled receivables, previously excluded from the borrowing base calculation, are now included, subject to limitations, in the calculation of the borrowing base. Advances relating to the Unbilled Account Subline may not exceed 50 percent of eligible unbilled accounts receivable. Availability under the Unbilled Account Subline is automatically and permanently reduced in monthly increments of $500,000 commencing on August 1, 1995 and reduces to zero upon the Company's receipt of at least $10 million through the sale and issuance of its equity securities. The interest rate charged under the amended revolving credit facility has been increased by three-quarters of a percent (3/4%) until all amounts under the Unbilled Account Subline, and interest accrued thereon, have been paid and/or the occurrence of an increase of equity described above. If the Company does not obtain $10 million of equity by November 1, 1995, the Company will be required to pay a monthly fee of $20,000 until such equity is obtained. In order to facilitate the additional borrowings, E. Brian Smith, Chairman, President and Chief Executive Officer of the Company agreed to pledge
800,000 shares of Company Common Stock contemporaneously with the transaction. Pending the pledge of such stock, Mr. Smith has personally guaranteed repayment of amounts advanced to the Company under the Agreement, as amended, up to $4 million. The personal guarantee will terminate upon the pledge of 800,000 shares of Company Common Stock and the passage of a period of 91 days following such pledge; the repayment of all amounts advanced under the Unbilled Account Subline and the termination of the subline; or a $10.0 million increase in equity.

NOTE 8 - CONVERTIBLE SUBORDINATED NOTE

     On November 15, 1994, the Company entered into an Amended and Restated Note Purchase Agreement with 399 Venture Partners, Inc. (the Investor), an affiliate of Citicorp Venture Capital, Ltd., in connection with the purchase of RES, pursuant to which the Company issued, and the Investor purchased, $10 million aggregate principal amount of a Convertible Senior Subordinated Note (the Convertible Senior Subordinated Note) and $2 million aggregate principal amount of a Senior Note (the Senior Note and collectively with the Convertible Senior
Subordinated Note, the Notes).   The Notes mature on November 21, 2004.
Interest on the Convertible Senior Subordinated Note is payable semi-annually at 10 percent per annum. Interest on the Senior Note accrues at a rate per annum equal to the higher of 10 percent or the prime interest rate plus 1.75 percent. In the event that the Senior Note is not repaid in full with interest on or before October 21, 1995, interest will accrue thereunder and the Company thereafter will pay, on a semi-annual basis, interest in cash in respect of a restated principal amount equal to the then outstanding principal amount plus the amount of accrued but unpaid interest under the Senior Note through October 21, 1995. The Convertible Senior Subordinated Note is convertible by the holder at any time prior to maturity into approximately 305,000 shares of Junior Convertible Preferred Stock, par value $.01 per share, (the Junior Convertible Preferred Stock), and the Junior Convertible Preferred Stock is in turn convertible to Common Stock, par value $.01 per share, of the Company. Subject to certain adjustments for future below market stock issuances and similar events, the Convertible Senior Subordinated Note, if fully converted for Common Stock, would be convertible into approximately 3.05 million shares of Common Stock. If not paid by October 21, 1995, the Senior Note, including accrued and unpaid interest, is convertible by the holder at any time subsequent to October 21, 1995, on the same basis as the Convertible Senior Subordinated Note. Subject to certain adjustments for future below market issuances, stock splits and similar events, the Senior Note, if fully converted, including accrued and unpaid interest, would be convertible into approximately 665,000 shares of Common Stock. The Company has reserved 3,715,000 shares of Common Stock for issuance in the event of conversion of the Junior Convertible Preferred Stock.

     The holder of the Convertible Senior Subordinated Note and the Senior Note is not entitled to voting rights as stockholders of the Company. Upon conversion of the Notes to Junior Convertible Preferred Stock, the holder is entitled to participate with Common Stock, on an as-if converted basis, with respect to dividends, certain voting rights and, upon liquidation, dissolution and winding up of the Company; provided, however, that, except as required by law and as to matters which the Junior Convertible Preferred Stock is entitled to vote separately as a class, the total voting power of the Junior Convertible Preferred Stock will not represent more than 19.9 percent of the total voting power of the then outstanding Common Stock and Junior Convertible Preferred Stock, taken together.

     The Company has the right to prepay the Convertible Senior Subordinated Note, subject to certain rights of the Company's Lenders pursuant to the Loan and Security Agreement discussed in Note 7, and prepay the Senior Note.
However, with respect to the Convertible Senior Subordinated Note, if prepayment occurs prior to November 21, 1999, and prior to the later of a two year period ending November 21, 1996 or the "Positive Development Trading Date", which date occurs after the Common Stock of the Company has traded above $7.00 per share for ninety consecutive days, and, with respect to the Senior Note, after October 21, 1995, the Holder is entitled to a prepayment premium of up to 5 percent which reduces over time. Additionally, the Holder of the Note retains an exercise right, in the event prepayment occurs prior to the later of November 21, 1996 and the "Positive Development Trading Date", to purchase shares of Junior Convertible Preferred Stock, at the same terms as were provided in the Notes, within a one year exercise period. The Company was required by the National Association of Securities Dealers, Inc. to obtain the written indication of support from the holders of a majority of its Common Stock for the issuance of the Notes containing the terms of conversion and to submit the matter to the stockholders for approval at the next annual meeting.

NOTE 9 - LEASES

     The Company leases office space and various equipment under non-cancelable leases expiring through 2000.

     Total lease expense charged to operations was approximately $7.1 million in fiscal 1995, $3.6 million in fiscal 1994 and $4.9 million in fiscal 1993 and includes rentals under short-term cancelable leases.

     As of February 28, 1995, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

                   1996                                 $ 4,316
                   1997                                   3,329
                   1998                                   2,789
                   1999                                   2,177
                   2000                                     860
                   Thereafter                             1,468
                                                        -------
                   TOTAL                                $14,939
                                                        -------

NOTE 10 - INCOME TAXES

     Provisions (benefits) for federal and state income taxes are comprised of the following components (in thousands):

                                          1995      1994         1993
                                        -------------------------------
               Current:
                  Federal                 $405      $ --       $(1,916)
                  State                    153       135           (13)
                                         -----     -----      ---------
                                           558       135        (1,929)
                                         -----     -----      ---------
               Deferred:
                  Federal                   --        --          (658)
                  State                     --        --            --
                                         -----     -----      ---------
                                            --        --           (658)
                                         -----     -----      ---------
               TOTAL                      $558      $135       $(2,587)
                                         -----     -----      ---------
                                         -----     -----      ---------

     Significant components of the Company's deferred tax assets and liabilities as of February 28, 1995 and 1994 are as follows (in thousands):

                                                         February 28,
                                                   ------------------------
                                                   1995               1994
                                                   ----               ----
     Deferred tax assets:
      Bad debt allowance                       $    484           $  1,234
      Restructuring and related items               310                862
      Capital loss carryforward                   1,331              1,278
      Net operating loss carryforwards            1,791              1,429
      AMT and other credits                       1,306                 --
      Unconsolidated affiliates                     301                376
      Accrued liabilities                         3,546                912
      Liabilities related to
      acquisitions                                1,036                --
      Other                                         233                398
      Valuation allowance                        (5,183)            (5,009)
                                               --------           ---------
     Total deferred tax assets                    5,155              1,480
                                               --------           ---------


     Deferred tax liabilities:
     Property and equipment                      (1,099)            (1,353)
     Contracts                                   (2,728)               (99)
     Other                                          (14)               (28)
     Goodwill                                    (1,314)                --

     Total deferred tax liabilities              (5,155)             (1,480)
                                               --------           ---------
     Net deferred taxes                        $    --            $     --
                                               --------           ---------
                                               --------           ---------

     The Company had net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $4.5 million and $3.3 million, respectively, at February 28, 1995. If unused, the net operating loss will expire beginning in fiscal 2008. The capital loss carryforward, if unused, will expire beginning in fiscal 1999. For financial reporting purposes, a valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets, including approximately $1.3 million of deferred tax assets related to companies acquired in fiscal 1995, net of deferred tax liabilities, to zero since the realization of such amounts is not assured. Future tax benefits from the carryforwards will reduce income tax expense when realized. Future tax benefits associated with the unrecognized net deferred tax asset of the companies acquired in fiscal 1995 will reduce goodwill when realized. Due to a greater than 50% change in ownership of the Company within the past three fiscal years, use of the carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

     A reconciliation of income taxes (benefit) to amounts computed using federal statutory rates are shown below (in thousands):


                                                   1995      1994     1993
                                                   ----      ----     ----
     Income  taxes (benefit)  computed
     at the federal statutory rate                 $977   $(2,446)   (3,947)
     Loss  carryforward for  which  no
     benefit was provided                            --     2,446     1,281
     Utilization of previously
     unbenefited losses                            (826)       --        --
     Elimination of deferred taxes                   --        --       142
     State taxes                                    100       135       (13)
     Non-deductible goodwill amortization            69        --        --
     Other                                          238        --       (50)
                                                  -----      ----   -------
     Income taxes (benefit)                       $ 558      $135   $(2,587)
                                                  -----      ----   -------
                                                  -----      ----   -------

NOTE 11 - EMPLOYEE BENEFIT PLAN

     The Company has a defined contribution plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, are matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. For fiscal 1995, the Company accrued matching contributions of $161,000. There were no Company contributions for fiscal 1994 and 1993.

NOTE 12 - REDEEMABLE PREFERRED STOCK

     In connection with the acquisition of BCM, the Company authorized and issued 78,000 shares of Redeemable Preferred Stock (the Redeemable Preferred Stock). Each share has a $100 redemption value, is senior to the Company's Common Stock and has a liquidation preference of $100 per share plus accrued and unpaid dividends. The Redeemable Preferred Stock was recorded at its initial fair value of $6,868,000 on the date of issuance. The excess of the redemption value over the carrying value is being accreted to redemption value by periodic charges to retained earnings using the interest method and an effective annual rate of return of 7.50 percent. The Redeemable Preferred Stock has a 5.0 percent per annum cumulative dividend payable quarterly. If the Company fails for any reason to make a scheduled quarterly dividend payment on the Redeemable Preferred Stock, the rate of the dividends shall increase from 5 percent per annum to 7.50 percent per annum per share, and if failure to pay a quarterly dividend occurs a second consecutive time, the rate of dividends shall increase to 10 percent per annum per share. When all accrued but unpaid dividends have been paid in full at the adjusted rate, the dividend rate for future dividends will return to the initial rate of 5.0 percent per annum. The Redeemable Preferred Stock shall not have any right or power to vote on any question or in any proceeding or to be represented at any meeting of the Company's stockholders. The Company at its option may redeem shares of Redeemable

Preferred Stock, in whole or in part, at any time. The Company is required to redeem at a redemption price of $100 per share plus accrued but unpaid dividends, and to the extent such redemption payments are permitted in accordance with the covenant set forth therein, no later than each of the fifth, sixth and seventh anniversaries of the date of issuance of the shares of Redeemable Preferred Stock, not less than one-third of the total shares originally authorized and issued. In the event the Company fails to make a scheduled redemption payment, the redemption date for all remaining shares of Redeemable Preferred Stock is accelerated and the rate of dividends increases to 15% per annum.

     The Redeemable Preferred Stock issued in connection with the acquisition of BCM is held by the BCM Employee Stock Ownership Trust (the ESOP) for the future benefit of vested participants. Effective September 28, 1994, the ESOP was amended to fully vest all participants who were employed by BCM on September 28, 1994 and to provide that no further contributions are to be made to the ESOP. The Company has entered into a Trust and Security Agreement which created a trust (the Trust) to secure payment of certain current and future obligations of the Company arising in connection with the acquisition of BCM, principally the payment of dividends on and the redemption of the Redeemable Preferred Stock. Participants become eligible for distribution of the Redeemable Preferred Stock held for their account in the ESOP upon retirement, death, disability or in the sixth year following termination of employment. The participants can put the Redeemable Preferred Stock back to the Company at the $100 redemption value in exchange for cash or cash and a subordinated note payable. Payments to a participant by the Company are limited to the greater of 20% of the redemption value of the shares of Redeemable Preferred Stock or $10,000 per year. Certain insurance policies on the lives of former and present employees of BCM, with aggregate death benefits of approximately $41 million and an aggregate cash surrender value (net of policy loans) of approximately $750,000, are held by the Trust for the benefit of the beneficiaries. The Company is obligated to contribute $100,000 each fiscal quarter to fund premium payments on the insurance policies. The Trust will terminate after all secured indebtedness has been satisfied, and any remaining assets will be returned to the Company.

NOTE  13 - STOCK OPTION PLANS

     The Company has various plans which provide for the grant of incentive awards to employees, advisors and non-employee directors. During fiscal 1994, the 1986 Employee Stock Option Plan and the 1992 Non-employee Directors Stock Option Plans were terminated except as to options then outstanding. The terminated plans were replaced by the 1994 Stock Incentive Plan and the 1994 Non-employee Directors Stock Option Plan (1994 Directors' Plan). A maximum of 1,200,000 and 250,000 shares of the Company's common stock are issuable in connection with awards granted under the 1994 Stock Option Incentive Plan and 1994 Directors' Plan, respectively.

     The 1994 Stock Incentive Plan provides for the granting of incentive stock options and other stock-based awards to key employees and advisors. The exercise price of options granted under the plan is 100 percent of the fair market value of common stock on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors and expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. At February 28, 1995, there were no shares outstanding pursuant to other stock-based awards under the plan.

     The 1994 Directors' Plan provides for the granting of options to acquire the Company's common stock to non-employee directors. The exercise price of options granted under the plan is 100 percent of the fair market value of common stock on the date the option is granted. Options become exercisable one to three years after the grant date and expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

     The following table summarizes activity under the Company's stock plans:



                                                             Option Price
                                                Shares         Per Share
                                                ------       ------------
          February 29, 1992                     841,500    $ 6.75 - $15.73
            Granted                             255,000    $ 3.40 - $ 7.75
            Re-issued                          (146,500)            $15.73
            Lapsed or cancelled                (175,750)   $ 3.40 - $15.73
                                              ---------

          February 28, 1993                     774,250    $ 3.40 - $15.73
            Granted                             369,000    $ 2.88 - $ 5.00
            Lapsed or cancelled                (343,000)   $ 2.88 - $15.73
                                              ---------

          February 28, 1994                     800,250    $ 2.88 - $15.73
            Granted                             491,456    $ 3.25 - $ 7.00
            Exercised                          (106,689)   $ 2.88 - $ 5.00
            Lapsed or cancelled                (307,862)   $ 2.88 - $15.73
                                              ---------

          February 28, 1995                     877,155    $ 2.88 - $15.73
                                              ---------

          At February 28, 1995, 911,906 shares of the Company's Common Stock were reserved for future grant under the plans and options for 358,617 shares were exercisable.

NOTE 14 - COMMITMENT AND CONTINGENCIES

          The Company filed an action for breach of contract and rescission against seven potentially responsible parties (the PRP's) in the Circuit Court, Multnomah County, Oregon in February 1995. The Company is pursuing recovery for amounts due as a result of its performance of services, including $1.3 million of accounts receivable and retainage, $2.5 million of unrecovered equipment investment and other damages resulting in a total claim exceeding $6.5 million. Prior to the Company's claim, activity at the site had been suspended pending approval by EPA of changes in the remedial activities proposed by the PRP's and supported by independent engineering reports which acknowledge significant differences in the waste at the site from those conditions specified in the EPA Record of Decision and in the initial Remedial Investigation performed by others at the site. The court action has been abated pending the arbitration before the American Arbitration Association of issues initiated by the PRP's seeking reimbursement by the Company of $18.0 million paid for work performed under the contract. The Company will vigorously defend its position and intends to aggressively pursue all amounts recoverable related to the performance at this site.

          In November 1993, second amended complaints and initial complaints were filed in the Circuit Court of the State of Mississippi, County of Jackson, which included RES along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involve approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine, released from an overturned tanker. The Company rejects every allegation in its defense. The matter is in the discovery phase. The Company is vigorously defending the described litigation.

          The Company is also currently a party to other litigation to its business. While such litigation, including the matters described above, could result in judgments against the Company, management believes that the outcome of the administrative complaint and other litigation described above and incidental litigation will not have material adverse effect on the future financial condition or results of operations of the Company and that adequate reserves have been established at February 28, 1995.

NOTE 15 - SPECIAL ITEMS

          In the second and fourth quarters of fiscal 1994, the Company recorded special items aggregating $9.3 million associated with management's focus on resolving ongoing operational issues, such as project specific claims issues, investments in non-core business activities, and new information systems, staff reductions and office closings.

          Of the $9.3 million of aggregate special items, $2.3 million was attributable to additional costs and changes in profit estimates related to construction contracts and is included in cost of revenues and $2.7 million related primarily to the write-off of the Company's equity method investment in LRC, a joint venture formed to develop an incinerator (Note 2), and is included in losses of unconsolidated affiliates. The remaining $4.3 million in charges is included in special charges. These charges, which are comprised of $1.5 million of asset write-downs and $2.8 million of incurred and anticipated cash expenditures include estimated costs related to: employee separation and office closure costs aggregating approximately $1.8 million; write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000; asset write-off resulting from the implementation of a new information system of approximately $440,000; write-down of process equipment determined to have impaired value of approximately $490,000; and an accrual for costs associated with litigation of approximately $1 million.

          In the second quarter of fiscal 1993, the Company implemented a plan to "right size" administrative operations resulting in a special charge of $500,000, primarily for severance. In the fourth quarter of fiscal 1993, the Company recorded special items of $10.6 million. The fourth quarter special items occurred primarily from the Company's change in the pursuit of its outstanding claims on contracts and the reduction in the carrying value of a trade note receivable (see Note 6). Of the $12.1 million in aggregate adjustments, approximately $7.7 million was attributable to the write-off of claims previously recognized as revenues. The remaining $4.4 million is included in special charges and includes a $2.6 million charge to reduce the carrying value of a trade note receivable, a $1.6 million charge for severance, office consolidation and other reorganizational moves, and $200,000 for the loss on the sale of a subsidiary.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                (FORMERLY CANONIE ENVIRONMENTAL SERVICES CORP.)
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                                Net (write-offs)
                                   Balance at                                       recoveries         Balance at
                                    beginning         Other      Charged to      charged against         end of
                                    of period       Reserves       Expense            reserve            period
                                   ----------       --------     ----------     ----------------       -----------
Allowance for Doubtful Accounts:

Year Ended February 28, 1995        $   485         $ 1,188  (a) $  165          $    (526)              $1,312

Year Ended February 28, 1994          1,300              --        (122)              (693)                 485

Year Ended February 28, 1993            500              --       2,645             (1,845)               1,300

Note:
- ----
(a)  Additional reserves recognized with the acquisitions of BCM Engineers ($777) and
     Riedel Environmental Services ($411)