Form 10-K/A
period 1995-02-28
CANONIE ENVIRONMENTAL SERVICES CORP
filed 1995-06-28
CIK 798139

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

*******************************************************************************

                                   FORM 10-K/A-1
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

                                  FORM 10-K/A-1

            Annual Report for the Fiscal Year Ended February 28, 1995

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  --------------------------------------------
                 (Formerly Canonie Environmental Services Corp.)


                                TABLE OF CONTENTS

                                     PART I
                                                                           PAGE
                                                                           ----

Item 1         Business...............................................      3
Item 2.        Properties.............................................     11
Item 3.        Legal Proceedings......................................     12
Item 4.        Submission of Matters to a Vote of Security Holders....     12

                                    PART II

Item 5.        Market for Registrant's Common Equity and Related
               Stockholder Matters....................................     13
Item 6.        Selected Financial Data................................     14
Item 7         Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................     15
Item 8.        Financial Statements and Supplementary Data............     20
Item 9.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure....................     20

                                    PART III

Item 10.       Directors and Executive Officers of the Registrant.....     21
Item 11.       Executive Compensation.................................     25
Item 12.       Security Ownership of Certain Beneficial Owners
               and Management.........................................     36
Item 13.       Certain Relationships and Related Transactions.........     38

                                     PART IV

Item 14.       Exhibits, Financial Statements Schedule and
               Reports on Form 8-K....................................     39


Signatures............................................................     44

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

     Although the Company's projects vary widely in objectives, scope and duration, each project involves the Company providing one or more of the following services: strategic planning; environmental assessment and security; remedial investigation; feasibility study; design and construction of remediation facilities, provision of remediation services, and operation of facilities which purify water sources, treat wastewater streams, prevent hazardous waste generation at its source, separate, destroy, detoxify, or isolate hazardous wastes; closure planning and site monitoring; and emergency response. The following is a brief description of these services:

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

1995 COMPARED WITH 1994

     Revenues for fiscal 1995 were $104.7 million which was $45.2 million, or 76 percent, greater than fiscal 1994 revenues of $59.5 million. The increase in revenues was primarily attributable to the acquisition of BCM and RES in September and November 1994, respectively. Revenues of BCM and RES included in fiscal 1995 were approximately $24 million and $15 million, respectively. Revenues for fiscal 1995, exclusive of revenues attributable to the acquisitions referred to above, were $67.1 million, or 12.7% greater than fiscal 1994 revenues of $59.5 million. This increase in revenues was principally due to a higher volume of large remediation contracts performed during fiscal 1995.

     Gross profit for fiscal 1995 was $14.8 million, an $11.4 million increase from the $3.4 million reported in fiscal 1994. Gross profit as a percentage of revenues was 14.1 percent in fiscal 1995 compared with 5.8 percent in fiscal 1994. Included in fiscal 1995 and 1994 revenues and cost of revenues were $8.0 million and $4.6 million related to work subcontracted to STI, a 50 percent owned affiliate, in fiscal 1995 and 1994, respectively. Fiscal 1994 cost of revenues included approximately $2.3 million of additional costs attributable to changes in profit estimates related to construction projects substantially completed prior to fiscal 1994. Gross profit as a percentage of revenues for fiscal 1995 and fiscal 1994, exclusive of the subcontracted work to STI and additional costs was 15.3 percent and
10.6 percent, respectively. The increase in gross profit in fiscal 1995 was primarily due to the inclusion of five months of the operating results of BCM, which as an engineering division generates higher gross profit margins, and a reduction in regional operations expenses. Gross profit, exclusive of operating results attributable to acquisitions, was $8.6 million in fiscal 1995, or 12.8% of revenues, compared with $3.4 million in fiscal 1994, or 5.8% of revenues. Fiscal 1994 gross profits were reduced by a charge of $2.3 million, or 3.9% of revenues, which was attributable to changes to profit estimates on remediation projects substantially completed prior to fiscal 1994. Without this charge, fiscal 1994 gross profits would have been $5.7 million, or 9.7% of revenues. The increase in gross profit as a percentage of revenues during 1995, as compared to 1994, of 3.1% resulted primarily from a reduction in indirect expenses due to the Company operating with three fewer regional offices.

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

     In fiscal 1994, the Company recorded special charges aggregating $4.3 million, primarily associated with management's focus on resolving ongoing operational issues. Included in the special charges were $2.4 million of restructuring charges associated with office closures and severance costs aggregating $1.8 million and the write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000. The effect of the office closures and restructuring charges was to eliminate the costs of operating certain offices in fiscal 1995 and thereafter. These costs, primarily indirect costs classified in cost of revenues, aggregated $2.3 million in fiscal 1994. Since the offices were closed and staff reductions occurred in March and April of 1994, the first two months of the fiscal year, savings were realized immediately and for virtually all of fiscal 1995. Additionally in 1994, there were other special charges which included an asset write-off resulting from the implementation of a new information system of approximately $440,000, a writedown of process equipment determined to have impaired value of approximately $490,000, and an accrual of costs associated with litigation of $1 million. Identifiable savings beyond 1995 can not be determined because of the change in size and complexity of the Company resulting from the recent acquisitions of BCM and RES. During 1995, the office closure and severance accrual was reduced by payments totaling $1.4 million. The remainder of the accrual will be paid as follows: 1996, $200,000; 1997, $100,000; and 1998 and 1999, $50,000
respectively.

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

     Results of fiscal 1995 may not be indicative of future years as the Company's and its clients' businesses are subject to evolving regulations by the EPA and other federal, state and local environmental authorities.
Changes in applicable regulatory standards or current regulatory policies, resulting in delays in project approvals or modified treatment standards, may impact environmental compliance and cleanup spending levels, especially with respect to discretionary cleanups by industrial companies. Accordingly, the Company's revenues from remediation projects may vary from year to year. The Company believes that, despite possible changes in regulatory policies and spending levels for both the public and private sectors, the Company will continue to gain market share as a result of the expanded service capabilities resulting from recent acquisitions.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The Company's Board of Directors is divided into three distinct classes. The directors in Class C, Class A and Class B named below have terms which expire in 1995, 1996 and 1997, respectively. The following table contains certain information regarding the directors.

                          DIRECTORS OF THE REGISTRANT


                                     YEAR
                                     FIRST
NAME, AGE, OCCUPATION AND            ELECTED
BUSINESS EXPERIENCE                  DIRECTOR
- -------------------------            --------
DIRECTORS TO SERVE UNTIL ANNUAL MEETING IN 1995 (CLASS C)

REAR ADMIRAL JOHN PAUL JONES, JR.
(RET.), 62, (1), (8), (9)              1994
Independent Consultant since
1988.  Retired as Chief of Navy
Civil Engineers and Commander,
Naval Facilities Engineering
Command in September 1987.

BYRON LEE, JR., 65, (8), (10)          1986
Retired as President and
Chief Executive Officer of
the Nuclear Management and
Resources Council (NUMARAC),
a nuclear power industry
organization, in July 1992.
Prior to May 1, 1987, served
as Executive Vice President of
Commonwealth Edison Company, an
electric utility, for seven
years.  Director of Unicom Corporation
(formerly known as Commonwealth Edison
Company.)


DIRECTORS SERVING UNTIL ANNUAL MEETING IN 1997 (CLASS B)

MELVIN H. CHIOGIOJI, PH.D.,
REAR ADMIRAL, U.S. NAVAL RESERVE
(RET.), 54, (2), (7), (9)              1994
President of Intemco, Ltd.,
an independent power producing
company, since June 1992, and
President of EFC, Inc. an
automobile body repair business,
since June 1980.  Construction
Manager and Deputy Director,
Office of New Production Reactors,
U.S. Department of Energy from
June 1989 to January 1993.
Commander, Second Naval
Construction Brigade, Civil Engineer
Corps., U.S. Naval Reserve from
1987 to 1993.





                                     YEAR
                                     FIRST
NAME, AGE, OCCUPATION AND            ELECTED
BUSINESS EXPERIENCE                  DIRECTOR
- -------------------------            --------
ROBERT L. GUYETT, 58, (3), (7), (8)    1994
Consultant to, since May 1995,
and formerly Senior Vice President
and Chief Financial Officer of
Engelhard Corporation, a
specialty chemicals and
precious metals management
company, from September 1991.
Senior Vice President, Chief
Financial Officer and Director
of Fluor Corporation, an
international engineering and
construction company, from
1987 to 1991.  Director of
Engelhard Corporation and
Newport Corporation.

MAJOR GENERAL HUGH G. ROBINSON
(RET.), 62, (4), (7), (8)              1994
Chairman and Chief Executive
Officer of the Tetra Group,
Inc., a construction management
consulting company, since April
1989, and Senior Vice President
of Grigsby Brandford & Co., Inc.,
an investment banking firm, since
October 1988.  Director of A.H. Belo
Corporation, Columbus Realty Trust,
Texas Utilities Electric Company,
Lomas Financial Corporation and
Guaranty Federal Savings Bank.
Director of Federal Reserve Bank of
Dallas from 1985 to 1991 (Chairman 1991).

DIRECTORS SERVING UNTIL ANNUAL MEETING IN 1996 (CLASS A)

E. BRIAN SMITH, 57, (5), (9), (10)     1994
Chairman and Chief Executive Officer
of the Company since January 1994
and President of the Company
since February 1995.
Chairman, President and Chief
Executive Officer of Smith
Holding Corporation, a company
formed by Mr. Smith to seek
investments in environmental
consulting and remediation firms,
since August 1993.  Consultant to
International Technology Corporation
("IT"), a company engaged in
environmental remediation and
consulting, from July 1992 to
August 1993. President and
Chief Operating Officer of
IT from 1988 to July 1992.

ARTHUR A. RIEDEL, 64                   1994
Chairman of the Board and
President of Riedel Resources,
Inc. since 1979; Chairman of the
Board of Columbia Western, Inc. since
1986; Director of ESCO Corporation,
Acordia/Pettit-Morry Co.





                                     YEAR
                                     FIRST
NAME, AGE, OCCUPATION AND            ELECTED
BUSINESS EXPERIENCE                  DIRECTOR
- -------------------------            --------
RICHARD M. CASHIN, JR., 42, (6), (7)   1994
Managing Director,
Citicorp Venture Capital, Ltd.,
a company that provides debt and equity
financing to businesses in the U.S.,
from 1980 to present; Director,
Levitz Furniture Co.; Titan
Wheel International; Hoover
Group; Autostyle Plastics;
Copes-Vulcan; Delco Remy America;
Freedom Forge; JAC Products.

_________________________

(1) Mr. Jones was elected to the Board of Directors effective January 28, 1994 to fill the unexpired term of Charles E. Johnson, II, who resigned effective as of January 28, 1994.

(2) Mr. Chiogioji was elected to the Board of Directors effective as of January 16, 1994 to fill the unexpired term of J. Peter Grace, who resigned effective as of January 16, 1994.

(3) Mr. Guyett was elected to the Board of Directors effective as of January 16, 1994 to fill the unexpired term of Richard A. Zartler, who resigned effective as of January 16, 1994.

(4) Mr. Robinson was elected to the Board of Directors effective as of January 16, 1994 to fill the unexpired term of D. Walter Robbins, Jr., who resigned effective as of January 16, 1994.

(5) Mr. Smith was elected to the Board of Directors effective as of January 16, 1994 to fill the unexpired term of Joseph R. Wright, Jr., who resigned effective as of January 16, 1994.

(6) Mr. Cashin was elected to the Board of Directors effective as of November 21, 1994 by a vote of a majority of the board to fill an existing vacancy in the Class A directors.

(7)  Member of the Audit and Finance Committee.

(8)  Member of the Compensation Committee.

(9)  Member of the Nominating and Insurance Committee.

(10) Mr. Byron Lee, Jr. has determined, for personal reasons, not to stand for re-election for a full three year term and to resign his position as a Class C director effective as of the 1995 Annual Meeting of Stockholders. Mr. E. Brian Smith has been nominated for election as a Class C director to fill the vacancy which will be created by the resignation of Mr. Lee. If elected as a Class C director, Mr. Smith intends to resign his Class A directorship, and the Board of Directors has indicated its intention to appoint Mr. Lee to complete the remaining one year term of the Class A directorship to be vacated by Mr. Smith. Mr. Lee has indicated his willingness to accept this appointment.

EXECUTIVE OFFICERS

     The following table contains certain information regarding the Company's executive officers. Each of the executive officers of the Company serves at the pleasure of the Board.

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

________________
* Mr. Loscavio has been selected to replace Mr. Zartler, who retired, as Vice President - Construction and Remediation Services, effective June 19, 1995.

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

     Frank J. Loscavio joined the Company effective June 19, 1995 as Vice President - Construction and Remediation Services. From 1992 until May 1995, Mr. Loscavio served as Vice President of Kenetech Corporation, CNF Constructors. Mr. Loscavio served as President of Brinderson Corporation, a national general construction firm, from 1987 through 1991. Mr. Loscavio has a degree in Mechanical Engineering from the State University of New York.

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

     Richard A. Zartler served as Vice President - Construction and Remediation Services from February 1995 to June 1995. Mr. Zartler joined the Company in January 1993 as President and Chief Executive Officer and served as President until February 1995. Mr. Zartler had been President and Chief Executive Officer of Grace Drilling Company, a subsidiary of Grace Energy Corporation, a position he held since 1988. Mr. Zartler received his B.A. degree in Engineering Science from Dartmouth College and his M.B.A. from Harvard Business School. Mr. Zartler retired as of June 9, 1995.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain persons, including the Company's directors and executive officers, to file reports with the Securities and Exchange Commission regarding beneficial ownership of certain equity securities of the Company. During fiscal year 1995, Mr. Byron Lee, Jr., a director of the Company, failed to file one Form 4 report relating to the grant of stock options, which transaction was reported late on Form 5.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth certain information with respect to the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers during the fiscal year ended February 28, 1995 and the two preceding fiscal years. (1)

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM
                                                                                    COMPENSATION
                                                                                    ------------
                                                     ANNUAL COMPENSATION                AWARDS
                                                    ----------------------          ------------
                                                                                     SECURITIES
NAME & PRINCIPAL POSITION            FISCAL                                          UNDERLYING
- -------------------------             YEAR          SALARY          BONUS           OPTIONS/SARS
                                     ------         ------         -------          ------------
E. BRIAN SMITH                        1995        $250,704         115,000                  0
Chairman,                             1994         $23,077 (2)           0                  0
Chief Executive Officer and           1993               0               0                  0
President

RICHARD A. ZARTLER                    1995        $202,016               0                  0
Vice President - Construction         1994        $200,000               0                  0
and Remediation Division (3)          1993        $  9,231 (4)     $65,000 (5)         75,000

ANTHONY J. DURY                       1995        $136,873               0
Vice President -                      1994          12,981 (6)           0             30,000
Chief Administrative                  1993               0               0                  0
Officer

WILFRID D. NELSON                     1995        $126,602               0                  0
Vice President,                       1994          48,077 (7)           0             20,000
General Counsel and Secretary         1993               0               0                  0

WILLIAM T. CAMPBELL                   1995        $118,127 (8)           0             25,000
Vice President -                      1994               0               0                  0
Finance and Assistant                 1993               0               0                  0
Secretary

_____________________
(1) The column showing Other Annual Compensation has been omitted because, during the periods covered, no named executive officer received any "other annual compensation" other than certain perquisites and other personal benefits the dollar value of which was less than the established reporting thresholds. The column showing Restricted Stock Awards has been omitted because there have been no Restricted Stock Awards during the periods covered and there are no outstanding shares of Restricted Stock held by the named executive officers. The column showing Long Term Incentive Plan Payouts has been omitted because as of February 28, 1995, the Company had no Long Term Incentive Plans under which compensation can be earned. The column showing All Other Compensation has been omitted because, during the periods covered, no named executive officer received any "other compensation."

(2) Reflects Mr. Smith's salary for the period from January 1, 1994 through February 28, 1994.

(3) Mr. Zartler served as President and Chief Executive Officer of the Company from January 29, 1993 through December 31, 1993 and as President from January 29, 1993 through February 23, 1995.

(4) Reflects Mr. Zartler's salary for the period from January 29, 1993 through February 28, 1993.

(5) Represents a signing bonus paid to Mr. Zartler as an incentive to join the Company.



(6) Reflects Mr. Dury's salary for the period from January 24, 1994 through February 28, 1994.

(7) Reflects Mr. Nelson's salary for the period from October 11, 1993 through February 28, 1994.

(8) Reflects Mr. Campbell's salary for the period from March 7, 1994 through February 28, 1995.


TABLE OF OPTION GRANTS IN FISCAL YEAR 1995

     The following table sets forth, as to the Chief Executive Officer and the four most highly compensated other executive officers of the Company, information with respect to stock option grants in fiscal year 1995 and the hypothetical values of such options. The Company has not granted any stock appreciation rights.

                OPTION/SAR GRANTS IN LAST FISCAL YEAR


                                                                                                              Grant Date
                                     Individual Grants                                                         Value(1)
- ----------------------------------------------------------------------------------------------------          ----------
                               Number of          % of Total
                              Securities         Options/SARs
                              Underlying          Granted to
                             Options/SARs        Employees in      Exercise or Base       Expiration          Grant Date
Name                          Granted (2)         Fiscal Year         Price($/Sh)            Date            Present Value
- --------------------         ------------        ------------      ----------------       ----------         -------------
E. Brian Smith                       0                   0                 -                   -                   -
Richard A. Zartler                   0                   0                 -                   -                   -
Anthony J. Dury                      0                   0                 -                   -                   -
William T. Campbell             25,000                   6%             $4,625              3/7/04              79,500
Wilfrid D. Nelson                    0                   0                 -                   -                   -




____________________
(1) Grant Date Present Values were calculated using the Black-Scholes option pricing model. Use of this model should not be viewed in any way as a forecast of the future performance of the Company's stock. The estimated Grant Date Present Value of the stock option is $3.18 based on the following inputs:

          Stock Price (Fair Market Value) at Grant      $4.625

          Exercise Price                                $4.625

          Expected Option Term                           10 years

          Risk-Free Interest Rate                        7.11%

          Stock Price Volatility                         0.47

          Dividend Yield                                 0.0%

     The model assumes: (a) an Option Term of ten years which reflects the actual ten-year life of the option and is not discounted for factors such as the expected time until exercise and the risk of forfeiture; (b) a Risk-Free Interest Rate that represents the interest rate on a U.S. Treasury Note with a maturity date corresponding to that of the Expected Option Term; (c) Stock Price Volatility is calculated using monthly stock prices over a three-year period from March 1, 1991 to February 28, 1994; and (d) zero Dividend Yield. Notwithstanding the fact that these options are non-transferable, no discount for lack of marketability was applied.

(2) Granted under the Company's 1994 Employee Stock Incentive Plan. Under the terms of the 1994 Employee Stock Incentive Plan, the options will become exercisable in four equal annual increments commencing one year after the date of grant.


TABLE OF OPTION EXERCISES IN FISCAL YEAR 1995 AND YEAR-END OPTION VALUES

     The following table sets forth, as to the Chief Executive Officer and the four most highly compensated other executive officers of the Company, information concerning exercised and unexercised options held as of February 28, 1995. The Company has not granted any stock appreciation rights.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION/SAR VALUES


                                                             NUMBER OF SECURITIES
                                                            UNDERLYING UNEXERCISED                  VALUE OF UNEXERCISED
                                                                 OPTIONS/SARS                       IN-THE-MONEY OPTIONS/
                         SHARES                              AT FEBRUARY 28, 1995               SARS AT FEBRUARY 28, 1995(1)
                         ACQUIRED        VALUE         --------------------------------       --------------------------------
NAME                     ON EXERCISE     REALIZED      EXERCISABLE(2)     UNEXERCISABLE       EXERCISABLE(2)     UNEXERCISABLE
- --------------------     -----------     --------      --------------     -------------       --------------     -------------
E. Brian Smith                  0                                 0                 0                    0                 0
Richard A. Zartler              0                            75,000                 0             $223,125                 0
Anthony J. Dury                 0                            10,000            20,000              $30,000           $60,000
Wilfrid D. Nelson           5,000         $21,691            15,000                 0              $52,500                 0
William T. Campbell             0                                 0            25,000                    0           $43,750

_______________
(1) The value of unexercised in-the-money options at February 28, 1995 is calculated by subtracting the total exercise price from the market value of the underlying securities as of February 28, 1995 (closing bid price of $6.375).

(2) All unexercisable options held by the named executive officers prior to January 16, 1994 became vested effective December 30, 1993 under the terms of the 1986 Employee Stock Option Plan due to a change in control (as defined in the plan).


DIRECTOR COMPENSATION

     The Company, on January 28, 1994, terminated the cash compensation plan for members of the Board of Directors and provided for options to be granted under the Company's 1994 Non-employee Directors Stock Option Plan in lieu of accepting cash pursuant to the cash compensation plan. The directors are also reimbursed for expenses incurred in attending all board meetings.

     Prior to January 28, 1994, in addition to payments under a cash compensation plan, each member of the Board of Directors who was not an employee of the Company or an individual designated to serve on the Board of Directors by W.R. Grace & Co. was entitled under the Company's 1992 Non-employee Director Stock Option Plan to receive an option for 6,000 shares of common stock upon his initial election to the Board of Directors. Each of Messrs. Lee, Chiogioji, Guyett, Jones, and Robinson received such grants upon their election to the Board of Directors. The options issued to Messrs. Lee, Chiogioji, Guyett, Jones and Robinson are exercisable at a rate not exceeding 2,000 shares per year, commencing one year after the date of grant of the option at an exercise price equal to 100% of the fair market value of the underlying common stock on the date of the grant. Options granted under the 1992 Non-employee Director Stock Option Plan expire five years after the grant. The 1992 Non-employee Director Stock Option Plan was terminated in 1994 and replaced by the 1994 Non-employee Director Stock Option Plan. The 1992 plan remains in effect only to the extent of any unexercised options granted under that plan.

     In replacement of the former cash compensation plan and the 1992 Non-employee Director Stock Option Plan, the new 1994 Non-employee Director Stock Option Plan provides that each non-employee director will receive an initial option for 12,000 shares of common stock and an additional annual option for 5,000 shares of common stock on each anniversary of his election to the Board of Directors so long as he remains a non-employee director. The exercise price of the options is equal to 100% of the fair market value of the underlying common stock on the date of the grant. The terms of the options are for ten years.
The initial options will vest in equal annual increments over three years and each annual option for 5,000 shares will vest after one year. The non-employee directors (Messrs. Chiogioji, Guyett, Jones, Lee, Robinson, Cashin and Riedel) were granted their initial 12,000 share options during fiscal year 1995 pursuant to the terms of the plan.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

     Prior to his retirement on June 9, 1995, Mr. Richard A. Zartler was employed by the Company pursuant to an Employment Agreement dated effective January 1, 1994. The Employment Agreement was for a term of one year and continuing thereafter subject to termination by the employee or employer.
The agreement provided for a minimum base annual salary of $200,000, and for severance benefits, equal to twelve months minimum base salary, in the event of termination for a reason other than for "Cause," as that term was defined in the Employment Agreement, or in the event Mr. Zartler was asked to relocate or assume lesser duties. The Employment Agreement contained provisions for a limited period of non-solicitation and non-disclosure of confidential information following termination of employment. As a result of Mr. Zartler's retirement, the Employment Agreement has been terminated as of June 9, 1995.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee of the Board of Directors is currently composed of four non-employee directors. The Committee reviews management compensation levels, administers the Company's short- and long-term incentive plans, evaluates management performance, and considers management succession and related matters. The Committee has retained an outside advisor to conduct an independent review of the Company's compensation programs and to advise the Committee on executive compensation matters.

     This report describes the Company's compensation philosophy and programs and the compensation actions for fiscal year 1995 with respect to executive officers.

COMPENSATION PROGRAM PHILOSOPHY AND OBJECTIVES

     As a result of the independent review of the compensation programs, the Compensation Committee adopted a new compensation philosophy with related policies, plans, and programs which are designed to attract, retain, and motivate key management and to align the financial interests of the Company's management with those of stockholders. The management compensation programs are designed to provide:

     - levels of base salary that are competitive with environmental service companies and general industry;

     - competitive total annual cash compensation which is comprised of base salary and annual incentive compensation that relates directly to the financial performance of the Company; and

     - long-term incentive compensation that directs management's efforts to building stockholder value through attainment of longer-term financial and strategic goals.

     It is the intent of the Company to qualify compensation paid to the named executive officers under the incentive compensation plans according to the provisions of section 162m of the Internal Revenue Code of 1986, as amended (the "Code") (the $1 million limitation), where appropriate.

      Base salaries generally have been set at competitive levels and reflect individual contributions to Company performance to enhance the pay for performance feature of the program. However, greater reliance has been placed on annual and long-term incentives which are highly variable and closely tied to Company, business unit and individual performance. It is intended that a substantial portion of an executive officer's compensation is "at risk" under the annual and long-term incentive plans.

     The Company's reference to the Compensation Comparison Group includes the companies listed in the new Peer Group Index, as set forth below in "Comparison of Total Shareholder Return," as well as more than 50 other environmental services companies and general industry companies, data with respect to which was derived from compensation survey sources.

     The Company attempts to achieve an appropriate balance among the various elements of compensation, relative to the performance of the Company. Each element is discussed in greater detail below.

BASE SALARY

     The Company has established a base salary program that is consistent with the practices of the Compensation Comparison Group. Base salary levels for management are intended to reflect individual performance, the Company's overall financial performance, and competitive practice.

     In recognition of the Company's improved financial performance during fiscal year 1995, the Committee approved salary increases for certain officers effective March 1, 1995.

ANNUAL INCENTIVE COMPENSATION

     The Annual Incentive Compensation Plan, as approved by the Committee, is designed to reward management and all other employees on an annual basis, contingent on achievement of Company and business unit objectives, and individual performance. A special Turnaround Incentive Plan was adopted for fiscal year 1995 that encompasses all employees. Each eligible employee's incentive award is expressed as a percentage of the individual's base salary at the beginning of each fiscal year or a fixed dollar amount. Incentive award targets vary for each employee level and reflect competitive practices at the Compensation Comparison Group companies. The incentive award targets equate to the Company's annual objectives. The target incentive is leveraged and, predicated on Company performance, actual incentive awards can range from 0% to 200% of the target incentive. Those employees with greater influence on stockholder value have greater amounts of compensation "at risk."

     Company objectives are measured by the following performance criteria: pre-tax and net income, operating margins, and cash flow. The Committee believes that these performance measures correlate with share price over a period of time. Company objectives are expressed in specific financial targets that are established as part of the annual budgeting process, which takes into account the Company's prior year performance and the performance of the Compensation Comparison Group (excluding the general industry companies).

     An incentive compensation fund is generated as a percentage of pre-tax, pre-bonus profit. The distribution of incentive awards from the incentive fund is determined by the Committee's assessment of Company, business unit, and individual performance in relation to preestablished objectives.

     As a result of the Company's improved financial performance for fiscal year 1995, incentive bonuses were paid to nonofficer employees under the 1995 improved Bonus Plan. The incentive bonus pool for eligible management positions was reduced in order to increase the incentive gain sharing pool for non-management employees.

TOTAL ANNUAL CASH COMPENSATION (BASE SALARY PLUS BONUS)

     When the Company's annual objectives and targets are achieved, total annual cash compensation is set at the 50th percentile of competitive compensation at the Compensation Comparison Group companies. To provide further motivation to management to excel, the total amount of cash compensation can reach the top quartile of competitive pay levels if business results significantly exceed Company objectives.

LONG-TERM INCENTIVE COMPENSATION PROGRAM

     The Company's long-term incentive program is comprised of employee stock option plans. The 1986 Employee Stock Plan, which governs options granted and remaining outstanding under that plan, terminated June 21, 1994. On June 21, 1994, the stockholders approved the 1994 Stock Incentive Plan, which was adopted by the Company's Board of Directors on April 28, 1994. The long-term incentive program is intended to:

     -    directly link management to building stockholder value;

     -    focus management on long-term corporate objectives;

     -    attract, retain, and motivate key employees;

     -    encourage employee stock ownership; and

     -    balance long-term and short-term decision making.

     The 1994 Stock Incentive Plan authorizes the Compensation Committee to grant various stock- and cash-based incentive awards to officers and all other employees of the Company. Awards are not restricted to any specified form or structure and may include, without limitation, stock options, stock awards or payments, reload stock options, stock appreciation rights, other rights to acquire stock, performance units, or performance shares. The Committee has determined that Non-qualified Stock Options and Incentive Stock Options will be the primary awards to be issued under this plan. It is the Committee's policy that each year it will consider the grant of stock-based awards to officers and other employees under the 1994 Stock Incentive Plan. The Committee considers the performance of the Company and the individual in determining if a grant will be made and the magnitude of the award. The Committee has adopted award guidelines by employee level, derived from competitive practices, for determining the range of stock-based awards. In determining individual awards, the Committee considers the performance, potential, and value of the employee as well as the performance of the Company.

     During fiscal year 1995, the Committee issued stock option awards to selected key employees of the Company in consideration of their individual performance and to encourage them to remain with the Company.

COMPENSATION ACTIONS FOR THE CHIEF EXECUTIVE OFFICER

     Effective January 1, 1994, the Company elected E. Brian Smith Chairman and Chief Executive Officer and Mr. Zartler, formerly the Chief Executive Officer and President, President. In February 1995 the Company elected Mr. Smith President.

     Mr. Smith's base salary was set at $280,000 for fiscal year 1995 which approximates the 50th percentile of salaries for Chief Executive Officers at similar environmental services and general industry companies. Mr. Smith waived a total of $13,995 of his base salary through February 28, 1994. The variance between Mr. Smith's annual salary of $280,000 and the $250,704 paid during fiscal year 1995 has been deferred and not waived. On February 23, 1995, Mr. Smith's base salary was increased to $300,000 per annum effective March 1, 1995. The salary increase reflected the Company's growth and improved financial results and competitive base salary levels at the 50th percentile for Chief Executive Officers of the Compensation Comparison Group.

     The Chief Executive Officer participates in the Company's Annual Incentive Compensation Plan. During fiscal year 1995, the Compensation Committee approved selected financial (earnings based) and nonfinancial performance goals for the Chief Executive Officer under the plan. The Committee also approved two additional performance goals for the Chief Executive Officer focusing on growth through acquisition and improvement in shareholder value. An incentive cash bonus and stock option award were established contingent upon achievement of the performance goals. A cash incentive bonus of $115,000 was earned by Mr. Smith in connection with the successful completion of two major acquisitions.
Although a significant increase in shareholder value was realized during fiscal year 1995, the shareholder value goals were not achieved. Therefore, no stock option award was granted.

     During fiscal year 1995, the Committee approved an unsecured, full-recourse loan to the Chief Executive Officer in connection with certain acquisition expenses.

                              COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                              Hugh G. Robinson, Chairman
                              Robert L. Guyett
                              John Paul Jones, Jr.
                              Byron Lee, Jr.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     John Paul Jones, Jr., a director and member of the Compensation Committee received an aggregate of $4,000 compensation for consulting services provided to the Company during fiscal year 1995.


COMPARISON OF TOTAL STOCKHOLDER RETURN

     The following performance graph compares the market performance of the Company's common stock over a five year period, beginning February 28, 1990 and ending February 28, 1995, to the NASDAQ Stock Market Value Index and the Company's Peer Group Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at February 28, 1990 and that all dividends were reinvested.

                                     [Graph]


                                              ------------------------------------------------------------------------------------
a)  Value of $100 Invested                       2/28/90       2/28/91        2/28/92       2/26/93       2/28/94       2/28/95
                                              ------------------------------------------------------------------------------------
Nasdaq Stock Market Index (US Companies)           $100        $110.15        $157.20       $167.25       $196.79       $200.05
                                              ------------------------------------------------------------------------------------
Smith Environmental Technology                      NA         (25.93%)      (12.50%)       (45.71%)      (2.63%)       45.95%
                                              ------------------------------------------------------------------------------------
Self-Determined Peer Group                         $100        $137.70        $119.80       $104.50       $94.42        $75.44
                                              ------------------------------------------------------------------------------------
Smith Environmental Technology                     $100         $74.07        $64.82         $35.19       $34.36        $50.00
                                              ------------------------------------------------------------------------------------


                                              ------------------------------------------------------------------------------------
b)  Annualized Return                            2/28/90       2/28/91        2/28/92       2/26/93       2/28/94       2/28/95
                                              ------------------------------------------------------------------------------------
Nasdaq Stock Market Index (US Companies)            NA          10.15%        42.71%         6.39%        17.66%         1.66%
                                              ------------------------------------------------------------------------------------
Self-Determined Peer Group                          NA          37.70%       (12.99%)       (12.77%)      (9.64%)      (20.10%)
                                              ------------------------------------------------------------------------------------
Smith Environmental Technology                      NA         (25.93%)      (12.50%)       (45.71%)      (2.63%)       45.95%
                                              ------------------------------------------------------------------------------------

     The Peer Group Index (market capitalization weighted) is comprised of 13 companies. The criteria used in selecting the Peer Group companies included lines of business, types and numbers of employees, and size characteristics such as revenues and market capitalization. The companies include: Geraghty & Miller, Inc., Groundwater Technology, Inc., Harding Associates, Inc., ICF International, Inc., International Technology Corporation, OHM Corporation, Riedel Environmental Technologies, Inc., Sevenson Environmental Services, Inc., Tetra Tech, Inc., TRC Companies, Inc., URS Corporation, Versar, Inc., and Roy F. Weston, Inc.

     During 1994, two of the companies were deleted from the index. Geraghty & Miller, Inc. merged with Heidemij N.V., and is no longer a publicly-traded company. The major assets of Riedel

Environmental Technologies, Inc. were acquired by the Company as of December 1, 1994. Riedel Environmental Technologies, Inc. is no longer a publicly-traded company.

     The following performance graph compares the market performance of the Company's common stock for the period beginning December 30, 1993 - the date of the change in the Company's management - and ending February 28, 1995, to the NASDAQ Stock Market Value Index and the Company's Peer Group Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at December 30, 1993 and that all dividends were reinvested.

[Graph]


                                           ------------------------------------
a)  Value of $100 Invested                   12/30/93     2/28/94     2/28/95
                                           ------------------------------------
Nasdaq Stock Market Index (US Companies)       $100       $102.88     $104.59
                                           ------------------------------------
Self-Determined Peer Group                     $100       $110.31      $88.14
                                           ------------------------------------
Smith Environmental Technology                 $100       $154.17     $225.00
                                           ------------------------------------


                                           ------------------------------------
b)  Annualized Return                        12/30/93     2/28/94     2/28/95
                                           ------------------------------------
Nasdaq Stock Market Index (US Companies)        NA         2.88%       1.66%
                                           ------------------------------------
Self-Determined Peer Group                      NA        10.31%     (20.10%)
                                           ------------------------------------
Smith Environmental Technology                  NA        54.17%      45.95%
                                           ------------------------------------

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The following tables set forth information as of May 12, 1995 with respect to each person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Except as otherwise indicated, such persons have sole voting and investment power with respect to the shares indicated below.


                                             NUMBER OF
                                             SHARES OWNED             PERCENT OF
NAME AND ADDRESS OF BENEFICIAL HOLDER        BENEFICIALLY             CLASS
- --------------------------------------------------------------------------------
Smith Holding Corporation                      2,653,720            (1)  45.67%
51 Montecito Drive
Corona Del Mar, CA  92625

Dimensional Fund Advisors Inc.                   404,900            (2)   6.97%
1299 Ocean Avenue, 11th Floor
Santa Monica, CA  90401

J.J. Cramer & Co.                                520,100            (3)   8.95%
56 Beaver Street, Suite 701
New York, NY  10004

399 Venture Partners, Inc.                     3,714,430            (4)  38.99%
399 Park Avenue
New York, NY  10043

E. Brian Smith                                 2,653,720            (5)  45.67%
51 Montecito Drive
Corona Del Mar, CA  92625





_____________________________
(1)  Based upon information contained in a Form 3, dated January 5, 1994.

(2)  Based upon information obtained from Dimensional Fund Advisors, Inc.
     Schedule 13G dated January 30, 1995. Dimensional Fund Advisors, Inc., a registered investment advisor, is deemed to have beneficial ownership of 404,900 shares of the Company's common stock as of January 30, 1995, all of which shares are held in portfolios of DFA Investment Dimensions Group, Inc., a registered open-end investment company, or in series of The DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and the DFA Participating Group Trust, investment vehicles for qualified employee benefit plans. Dimensional Fund Advisors, Inc. serves as investment manager for all of the Dimension and DFA entities, and Dimensional Fund Advisors, Inc. disclaims beneficial ownership of all such shares.

(3) Based upon information contained in amendment number 4 to Schedule 13D, dated February 6, 1995.

(4) This number reflects shares represented by the conversion rights of the Convertible Senior Subordinated Note and the Convertible Senior Note, including 371,443 shares represented by portions of the Notes distributed to individual investors in 399 Venture Partners, Inc., one of whom is a director of the Company.

(5) These shares are owned of record and included in the shares reported by Smith Holding Corporation, which has sole power over voting and disposition thereof. E. Brian Smith is the Chairman, President and Chief Executive Officer and holds majority ownership of Smith Holding Corporation.


SECURITY OWNERSHIP OF MANAGEMENT

     The following table sets forth information as of May 12, 1995 with respect to the ownership of the Company's common stock by (i) each director,
(ii) the Company's Chief Executive Officer and the four other most highly compensated executive officers, and (iii) all executive officers and directors as a group. Except as otherwise indicated, such persons have sole voting and investment power with respect to the shares indicated below.

                                                    NUMBER OF       PERCENT OF
                                                    SHARES OWNED    OUTSTANDING
NAME                                                BENEFICIALLY    SHARES
- ----                                                ------------    ------------
John Paul Jones, Jr.                                   6,000  (4)      *

E. Brian Smith                                     2,653,720  (2)      45.67%

Melvin H. Chiogioji                                    6,000  (4)      *

Robert L. Guyett                                      13,500  (4)      *

Hugh G. Robinson                                       6,000  (4)      *

Byron Lee, Jr.                                        11,200  (1)      *

Arthur A. Riedel                                           0           *

Richard M. Cashin, Jr.                               129,880  (3)   2.19%

Richard A. Zartler                                    82,000  (5)   1.39%

Anthony J. Dury                                       10,000  (5)      *

Wilfrid D. Nelson                                     15,000  (5)      *

William T. Campbell                                    6,250  (5)      *

All executive officers and directors
as a group                                         2,941,060  (6)  48.36%

_________________________
* Less than one percent.

(1) Includes 6,000 shares for which Mr. Lee holds an option granted under the 1992 Non-employee Directors Stock Option Plan and options for 4,000 shares granted under the 1994 Non-employee Directors Stock Option Plan exercisable within 60 days.

(2) These shares are owned of record by Smith Holding Corporation, which has sole power over voting and disposition thereof. E. Brian Smith is the Chairman, President and Chief Executive Officer and holds majority ownership of Smith Holding Corporation.

(3) Includes shares subject to issuance based upon the conversion rights of the Convertible Senior Subordinated Note and the Convertible Senior Note issued by the Company to 399 Venture Partners, Inc. in November 1994.

(4) Includes options for 2,000 shares granted under the 1992 Non-Employee Directors Stock Option Plan and options for 4,000 shares granted under the 1994 Non-Employee Directors Stock Option Plan exercisable within 60 days.

(5) Includes options for shares subject to acquisition within 60 days held by Messrs. Zartler, Dury, Nelson, and Campbell for 75,000, 10,000, 15,000 and 6,250 shares, respectively.

(6) Includes 140,667 options to acquire shares within 60 days and 129,880 shares represented by conversion rights granted to 399 Venture Partners, Inc., which are attributable to a director of the Company, and included in the shares reported by 399 Venture Partners, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO EXECUTIVE OFFICERS

     The Company loaned E. Brian Smith the principal amount of $95,000, as of June 20, 1994, to pay certain expenses incurred by Smith Holding Corporation in the development of an acquisition strategy and information for the benefit of the Company. The loan is documented by a promissory note bearing interest at a fluctuating rate based on the Federal short-term rate consistent with the applicable Internal Revenue Service Regulations governing imputed interest and provides that all principal and accrued interest shall be payable upon demand and not later than March 31, 1996. The interest rate at the date of issuance was 5.56% and is 6.37% as of the date hereof. The principal and accrued interest remain outstanding.

LEASE OF OFFICE BUILDINGS FROM AFFILIATE

     The Company's wholly owned subsidiary Riedel Environmental Services, Inc. is the month to month tenant of an office facility from Columbia Western, Inc., whose principal stockholder is Arthur A. Riedel who serves as a director of the Company. The annualized lease payment for the office facility, which will be vacated by the Company on or before June 30, 1995, is $220,049. The subsidiary is also a tenant of a warehouse and marine yard facility owned by Wilamette-Western Corporation, whose principal shareholder and Chairman is Arthur A. Riedel. The aggregate annualized lease payment on these facilities is $90,000. The subsidiary also leases office and yard space from Celtic Investment Co., an assumed business name for Arthur A. Riedel. The aggregate annualized lease payment for these facilities is $62,184 and the lease expires October 31, 1995. The Company believes the terms of the lease arrangements described above are at least as favorable as could be obtained from unrelated third parties.

ACQUISITION OF ASSETS FROM EXECUTIVE OFFICER

     The Company has agreed to acquire the assets, technology, trade secrets and customer lists of a company owned by C. Robert Conner, and to obtain restrictions on competition from Mr. Conner upon his appointment as the Company's Vice President-Engineering and Consulting Services Division and as President of the Company's wholly owned subsidiary BCM Engineers Inc. The agreement with Mr. Conner provides for the payment to him of $360,000 over a period of three years, with a portion of the consideration conditioned upon the continued employment of Mr. Conner by the Company during that time. Although this transaction has not yet been consummated, its terms were negotiated with Mr. Conner prior to his employment by the Company and, therefore, are as favorable as terms which could have been obtained from an unrelated third party.

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

**Incorporated by reference.

***Previously filed.


Exhibit                                                             Sequential
Number                  Description of Exhibit                     Page Number*
- -------                 ----------------------                     ------------
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

**Incorporated by reference.

***Previously filed.


Exhibit                                                             Sequential
Number                  Description of Exhibit                     Page Number*
- -------                 ----------------------                     ------------
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

10.19     Third Amendment to the Loan and Security Agreement dated        ***
          as of January 27, 1995, by and among the Registrant, BCM
          Engineers Inc. (a Pennsylvania corporation), BCM Engineers
          Inc. (an Alabama corporation), Riedel Environmental Services,
          Inc., and LaSalle Business Credit, Inc., as agent for the
          Lenders, filed herewith.

10.20     Fourth Amendment to the Loan and Security Agreement dated as    **
          of May 5, 1995, by and among the Registrant, BCM Engineers Inc.
          (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation), Riedel Environmental Services, Inc., and LaSalle
          Business Credit, Inc., as Agent for the Lenders. Incorporated
          by reference to the Registrant's Form 8-K dated May 5, 1995.

11        Statement regarding computation of per share earnings.          ***

21        Subsidiaries of Registrant.                                     ***

23.1      Consent of Ernst & Young LLP                                    ***

23.2      Consent of BDO Seidman                                          ***

____________

*This information appears only in the manually signed original of the Form
10-K.

**Incorporated by reference.

***Previously filed.



Exhibit                                                             Sequential
Number                  Description of Exhibit                     Page Number*
- -------                 ----------------------                     ------------
    24    Powers of Attorney and Certified Copy of Resolution:               ***
          (a)  Power of Attorney dated February 22, 1995,
               granted by Robert L. Guyett to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (b)  Power of Attorney dated February 22, 1995,
               granted by Hugh G. Robinson to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (c)  Power of Attorney dated February 22, 1995,
               granted by Byron Lee, Jr. to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (d)  Power of Attorney dated February 22, 1995,
               granted by Melvin H. Chiogioji to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (e)  Power of Attorney dated February 22, 1995,
               granted by John Paul Jones, Jr. to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (f)  Power of Attorney dated February 22, 1995,
               granted by E. Brian Smith to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (g)  Power of Attorney dated February 22, 1995,
               granted by Richard M. Cashin, Jr. to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (h)  Power of Attorney dated February 22, 1995,
               granted by Arthur A. Riedel to Anthony J. Dury,
               William T. Campbell and Wilfrid D. Nelson.
          (i)  Certified Copy of the Resolution of Registrant's
               Board of Directors authorizing signatures
               pursuant to power of attorney.

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

    27    Requirements for the format and input of financial data schedules  ***
          (not deemed filed with the Commission).


____________

*This information appears only in the manually signed original of the Form
10-K.

**Incorporated by reference.

***Previously filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SMITH ENVIRONMENTAL TECHNOLOGIES CORP.
                              (Registrant)

                              By:   /s/   William T. Campbell
                                   ----------------------------
                                          William T. Campbell
                                          Vice President - Finance

June 28, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of June 1995.


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

     /s/  Byron Lee, Jr.*               Director
     -------------------------
          Byron Lee, Jr.

     /s/  Hugh G. Robinson*             Director
     -------------------------
          Hugh G. Robinson

     /s/  Arthur A. Riedel*             Director
     -------------------------
          Arthur A. Riedel

     /s/  Richard M. Cashin*            Director
     -------------------------
          Richard M. Cashin

*    By /s/ Wilfrid D. Nelson

    Wilfrid D. Nelson, pursuant to Powers of Attorney previously filed.

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

     The Company's operations are considered to be concentrated in one industry segment.

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

REVENUE AND COST RECOGNITION

     Revenues from engineering and remediation service contracts are generally recognized as the services are provided, principally under cost-plus-fee and time and materials contracts. The Company recognizes revenues on fixed price, long-term contracts on the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Where appropriate, contracts are divided between engineering and construction efforts and, accordingly, gross margin related to each activity is recognized as those separate services are rendered. Contract costs include all direct material, labor, and subcontract costs and other direct costs related to contract performance. Indirect costs, classified as cost of revenues, and selling, general, and administrative costs are charged to expense as incurred. Changes to total estimated contract costs and losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings on long-term contracts in excess of billings. It is anticipated that the incurred costs associated with contract work in progress at February 28, 1995, will be billed and collected in fiscal 1996. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings on long-term contracts in excess of costs and estimated earnings. An amount equal to contract costs attributable to claims, if any, is included in revenues when realization is probable and the amount can be reasonably estimated.

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

AMORTIZATION OF COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED

     The excess of cost over fair value of net assets of businesses acquired (goodwill) is amortized on a straight-line basis over a period not exceeding thirty years. The Company periodically reviews goodwill to assess recoverability. The Company continually evaluates the existence of goodwill impairment on the basis of whether goodwill is fully recoverable from projected undiscounted cash flows of the acquired business operations. Impairments will be recognized in operating results if a permanent diminution in value were to occur. Amortization recorded for fiscal 1995 was $310,000.


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
                                              ---------

          At February 28, 1995, 911,906 shares of the Company's Common Stock were reserved for future grant under the plans. At February 28, 1995, 1994 and 1993, options for 358,617, 700,250 and 254,393 shares were exercisable respectively.

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

NOTE 15 - SPECIAL CHARGES

          In the second and fourth quarters of fiscal 1994, the Company recorded special items aggregating $9.3 million associated with management's focus on resolving ongoing operational issues, such as project specific claims issues, investments in non-core business activities, and new information systems, staff reductions and office closings.

          Of the $9.3 million of aggregate special items, $2.3 million was attributable to additional costs and changes in profit estimates related to construction contracts and is included in cost of revenues and $2.7 million related primarily to the write-off of the Company's equity method investment in LRC, a joint venture formed to develop an incinerator (Note 2), and is included in losses of unconsolidated affiliates. The remaining $4.3 million in charges is included in special charges. Included in the special charges were $2.4 million of restructuring charges associated with office closures and severance costs aggregating $1.8 million and the write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000. The effect of the office closures and restructuring charges was to eliminate the costs of operating certain offices in fiscal 1995 and thereafter. These costs, primarily indirect costs classified in cost of revenues, aggregated $2.3 million in fiscal 1994. Since the offices were closed and staff reductions occurred in March and April of 1994, the first two months of the fiscal year, savings were realized immediately and for virtually all of fiscal 1995. Additionally in 1994, there were other special charges which included an asset write-off resulting from the implementation of a new information system of approximately
$440,000, a writedown of process equipment determined to have impaired value of approximately $490,000, and an accrual of costs associated with litigation of $1 million. Identifiable savings beyond 1995 can not be determined because of the change in size and complexity of the Company resulting from the recent acquisitions of BCM and RES. During 1995, the office closure and severance accrual was reduced by payments totaling $1.4 million. The remainder of the accrual will be paid as follows: 1996, $200,000; 1997, $100,000; and 1998 and
1999, $50,000 respectively.

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