Form 10-Q
period 1995-05-31
CANONIE ENVIRONMENTAL SERVICES CORP
filed 1995-07-17
CIK 798139

==============================================================================
                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

******************************************************************************

                                  FORM 10-Q

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED MAY 31, 1995 OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ______ TO ______

                       COMMISSION FILE NUMBER 0-14992

                SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
           (exact name of registrant as specified in its charter)

           DELAWARE                                          38-2294876
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

              13455 NOEL ROAD, SUITE 1500, DALLAS, TEXAS 75240
                  (Address of principal executive offices)

     Registrant's telephone number, including area code:  (214) 770-1800

                                                  Name of Each Exchange on
     Title of Each Class                             Which Registered
     -------------------                             ----------------
Common Stock, $0.01 par value                  NASDAQ National Market System

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   _X_   No___

On July 10, 1995, the registrant had 5,850,849 outstanding shares of common stock outstanding.

==============================================================================

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                    INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MAY 31, 1995

PART I. FINANCIAL INFORMATION

                                                                       Page

       Item 1:  Financial Statements

                Consolidated Balance Sheets as of May 31, 1995
                (unaudited) and February 28, 1995                       3-4

                Consolidated Statements of Operations (unaudited)
                for the Three Months Ended May 31, 1995 and 1994         5

                Consolidated Statements of Cash Flows (unaudited)
                for the Three Months Ended May 31, 1995 and 1994         6

                Notes to Consolidated Financial Statements (unaudited)  7-8

       Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations          9-13

PART II.  OTHER INFORMATION

       Item 6:  Exhibits and Reports on Form 8-K                         14

                Signature                                                15

                Exhibit 11  Computation of per share earnings,
                three months ended May 31, 1995 (Unaudited)


                Exhibit 27  Requirements for the format and input
                            of financial data schedules

                        PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

               SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                             (IN THOUSANDS)

                                                         MAY 31    FEBRUARY 28,
                                                           1995        1995
                                                       (unaudited)
                                                       -----------  -----------
ASSETS

Current Assets:
 Cash                                                       $  2,144  $  2,345
 Accounts receivable, less allowance for doubtful
  accounts of $1,298 and $1,312                               42,934    41,726

 Costs and estimated earnings on long-term
  contracts in excess of billings                              2,179     1,803
 Prepaid expenses and other current assets                     3,596     3,086
                                                            --------  --------

   Total current assets                                       50,853    48,960

Property and Equipment:
 Equipment                                                    19,061    18,712
 Land and buildings                                            4,431     4,431
 Leasehold improvements                                        1,451     1,448
                                                            --------  --------
   Total property and equipment, at cost                      24,943    24,591
   Less accumulated depreciation and amortization              9,407     8,681
                                                            --------  --------
   Property and equipment, net                                15,536    15,910
Other Assets
 Cost in excess of net assets of businesses acquired, net of
  accumulated amortization of $547 and $310, respectively     28,258    28,495
 Other assets                                                  7,057     7,189
                                                            --------  --------
TOTAL ASSETS                                                $101,704  $100,554
                                                            --------  --------
                                                            --------  --------

          See accompanying notes to consolidated financial statements.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                         MAY 31    FEBRUARY 28,
                                                           1995        1995
                                                       (unaudited)
                                                       -----------  -----------
LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND COMMON STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts and subcontracts payable                           $20,734    $16,793
 Payables to affiliates                                          461      1,092
 Accrued expenses and other liabilities:
  Compensation and related fringes                             4,484      4,763
  Severance and office closures                                2,019      3,590
  Other                                                        9,066      8,684
 Billings on long-term contracts in excess
  of costs and estimated earnings                                610        636
 Current maturities of long-term debt
  and short-term borrowings                                    1,984      2,310
                                                            --------   --------
   Total current liabilities                                  39,358     37,868
Long-term debt                                                21,290     21,078

Other long-term liabilities                                    3,758      4,587
Convertible Senior Subordinated Note, 10% maturing
 in 2004, convertible into 3,048,780 common
 shares at $3.28 per share                                    10,000     10,000
Commitments and contingencies (Note 3)
Redeemable Preferred Stock, $0.01 par value; 78,000 shares
 authorized; 76,218 and 78,000 shares issued, respectively;
 5% cumulative dividend; $100 redemption value, aggregate
 redemption value $7,621,800 and $7,800,000, respectively      6,779      6,923

Junior Convertible Preferred Stock, $0.01 par value;
 371,500 shares authorized; none issued                           --         --
Preference stock, $0.01 par value; 1,000,000 shares
 authorized; none issued                                          --         --

Common Stockholders' Equity:
 Common stock, $0.01 par value; 20,000,000 shares
  authorized; 5,811,105 and 5,700,783 shares
  issued, respectively                                            58         58

 Additional paid-in capital                                   16,996     16,970
 Retained earnings                                             3,465      3,070
                                                            --------   --------
   Total common stockholders' equity                          20,519     20,098
                                                            --------   --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
 AND COMMON STOCKHOLDERS' EQUITY                            $101,704   $100,554
                                                            --------   --------
                                                            --------   --------

         See accompanying notes to consolidated financial statements.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT SHARE DATA)
                                 (UNAUDITED)

                                             THREE MONTHS ENDED
                                                   MAY 31,
                                             -----------------
                                               1995      1994
                                               ----      ----
Revenues                                      $41,452  $18,345
Cost of revenues                               35,203   15,826
                                              -------  -------
  Gross profit                                  6,249    2,519
Selling, general, and administrative expenses   4,653    1,758
                                              -------  -------
Income from operations                          1,596      761
Interest expense                                  846       30
                                              -------  -------
Income before income tax expense                  750      731
Income tax expense (Note 2)                       150      175
                                              -------  -------
Income before earnings (losses)
  of unconsolidated affiliates:                   600      556
Share in earnings (losses) of
  unconsolidated affiliates:                      (74)      88
                                              -------  -------
Net income                                        526      644
Dividends and accretion on
  Redeemable Preferred Stock                      131       --
                                              -------  --------
Income applicable to common stock             $   395  $   644
                                              -------  -------
                                              -------  -------
Weighted average number of common
  and common equivalent shares outstanding      6,009    5,738
                                              -------  -------
                                              -------  -------
Earnings per common and common
  equivalent share                            $  0.07  $  0.11
                                              -------  -------
                                              -------  -------


         See accompanying notes to consolidated financial statements.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                   THREE MONTHS ENDED
                                                         MAY 31,
                                                     1995      1994
                                                    -------   -------
OPERATING ACTIVITIES:
 Net income                                          $   526  $   644
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation and amortization                       1,098      326
   Loss on disposal of equipment                          --       20
   Share in (earnings) losses of affiliates               74      (88)
 Changes in operating assets and liabilities, net
  of effects from acquisitions:
   Accounts receivable                                (1,208)  (4,342)
   Costs and estimated earnings on long-term
    contracts in excess of billings                     (376)   3,277
   Prepaid expenses and other current assets            (510)    (809)
   Other assets                                         (278)       3
   Accounts and subcontracts payable                   3,310     (789)
   Accrued expenses and other liabilities             (1,468)    (608)
   Billings on long-term contracts in excess of
    costs and estimated earnings                         (26)   1,872
   Other long-term liabilities                          (829)      --
   Other, net                                             --       15
                                                     -------  -------
  Net cash provided by (used in) operating activities    313     (479)
                                                     -------  -------
INVESTING ACTIVITIES:
  Capital expenditures                                  (352)     (77)
  Investment in affiliate                                200        0
  Proceeds from sale of fixed assets                      --       26
                                                     -------  -------
  Net cash used in investing activities                 (152)     (51)
                                                     -------  -------
FINANCING ACTIVITIES:
  Proceeds from additional revolving credit subline    4,000
  (Repayments) borrowings on revolving line of
    credit, net                                       (3,663)      --
  Repayment of debt                                     (542)    (900)
  Repurchase of Redeemable Preferred Stock              (178)      --
  Dividends paid on Redeemable Preferred Stock           (96)      --
  Other                                                  117       --
                                                     -------  -------
Net cash provided (used) by financing activities        (362)    (900)
                                                     -------  -------
Net increase (decrease) in cash                         (201)  (1,430)
Cash at beginning of year                              2,345    2,290
                                                     -------  -------
Cash at May 31                                       $ 2,144  $   860
                                                     -------  -------
                                                     -------  -------

         See accompanying notes to consolidated financial statements.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (UNAUDITED)

GENERAL

Smith Environmental Technologies Corporation (the "Company"), (formerly
Canonie Environmental Services Corp.), provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services to clients with sites contaminated with hazardous materials, primarily throughout the United States, including to various federal, state and local government agencies. The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent.

All references to fiscal 1996 and 1995 refer to the twelve month periods ended February 28, 1996 and 1995, respectively. Certain costs related to regional operations for prior periods have been reclassified from selling, general and administrative (SG&A) expenses to cost of revenues to conform with the fiscal 1996 presentation. The costs reclassified for the quarter ended May 31, 1994 were $959,000.

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended February 28, 1995. The results of operations for the three-month period ended May 31, 1995, are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 2 - INCOME TAXES

In the three-month period ended May 31, 1995, the Company provided for income taxes of $150,000 at an effective tax rate of 20 percent. The effective tax rate differs from the federal statutory rate of 34 percent as a result of state income taxes and the utilization of net operating loss carryforwards. In the same three-month period in 1994, the Company provided $175,000 at an effective tax rate of 20 percent which was similarly reduced by the utili-zation of available net operating loss carryforwards. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryfor-wards and other deferred tax assets to zero since the realization of such benefit is not assured.

The Company has significant net operating loss carryforwards to offset future federal tax liabilities. However, due to a greater than 50 percent change in ownership within the past three fiscal years, use of carryforwards to reduce its future taxable income will be limited to approximately $900,000 annually.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

The Company filed an action for breach of contract and rescission against seven potentially responsible parties (the PRPs) in the Circuit Court, Multnomah County, Oregon in February 1995. The Company is pursuing recovery for amounts due as a result of its performance of services, including $1.3 million of accounts receivable and retainage, $2.5 million of unrecovered equipment investment and other damages resulting in total amounts due exceeding $6.5 million. Principal activity at the site had been previously suspended pending approval by the EPA of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which acknowledge significant differences in the waste at the site from those conditions specified in the EPA Record of Decision and in the initial remedial investigation performed by others at the site. The court action has been abated pending the arbitration before the American Arbitration Association of issues initiated by the PRPs seeking reimbursement by the Company of $18.0 million paid for work performed under the contract. The Company will vigorously defend its position and intends to aggressively pursue all amounts recoverable related to its performance at this site.

In November 1993, second amended complaints and initial complaints were filed in the Circuit Court of the State of Mississippi, County of Jackson, which included Riedel Environmental Services, Inc. ("RES"), a wholly owned subsidiary of the Company along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involved approxi-mately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine released from an overturned tanker. The Company rejects every allegation in its defense. The matter is in the discovery phase. The Company is vigorously defending the described litigation.

The Company is also currently a party to other litigation relating to its business. While such litigation, including the matters described above, could result in judgments against the Company, management believes that the outcome of the litigation described above and other incidental litigation will not have a material adverse effect on the future financial condition or results of operations of the Company and that adequate reserves have been established at May 31, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

GENERAL

Smith Environmental Technologies Corporation (the "Company"), (formerly
Canonie Environmental Services Corp.), provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services to clients with sites contaminated with hazardous materials, primarily throughout the United States, including to various federal, state and local government agencies. The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent.

All references to fiscal 1996 and 1995 refer to the twelve month periods ended February 28, 1996 and 1995, respectively. Certain costs related to regional operations for prior periods have been reclassified from selling, general and administrative (SG&A) expenses to cost of revenues to conform with the fiscal 1996 presentation. The costs reclassified for the quarter ended May 31, 1994 were $959,000.

The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements of the Company included herein and the Company's Annual Report on Form 10K/A-1 for the fiscal year ended February 28, 1995.

                                                THREE MONTHS ENDED
                                                MAY 31,      MAY 31,      PERIOD TO
                                                 1995         1994      PERIOD CHANGE
                                                ------       ------     -------------
Revenues                                         100.0%      100.0%
Cost of revenues                                  85.0        86.3           1.3
                                                 -----       -----          ----
Gross profit                                      15.0        13.7           1.3
Selling, general and administrative expenses      11.2         9.6          (1.6)
                                                 -----       -----          ----
Income (loss) from operations                      3.8         4.1           (.3)
                                                 -----       -----          ----
Interest expense                                   2.0          .1          (1.9)
                                                 -----       -----          ----
Income (loss) before income tax expense (benefit)  1.8         4.0          (2.2)
                                                 -----       -----          ----
Income tax expense (benefit)                        .4         1.0            .6
                                                 -----       -----          ----
Income (loss) before earnings (losses) of
  unconsolidated affiliates                        1.4         3.0          (1.6)
                                                 -----       -----          ----
Share in earnings (losses) of unconsolidated
  affiliates                                       (.2)         .5           (.7)
                                                 -----       -----          ----
Net income (loss)                                  1.2%        3.5%         (2.3)%
                                                 -----       -----          ----
                                                 -----       -----          ----

                                       9

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal sources of funds are cash, cash flows generated from operations and available borrowings under the Company's existing credit facility. Cash totaled $2.1 million at May 31, 1995 compared with $2.3 million at February 28, 1995 and $900,000 at May 31, 1994. The Company's working capital increased to $11.5 million at May 31, 1995 from $11.1 million at February 28, 1995 and $4.6 million at May 31, 1994. The increase in working capital is primarily a result of increases in accounts receivable and unbilled costs during the quarter, partially offset by increased accounts payable. Accrued liabilities decreased during this quarter, primarily due to payments for severance and office closure costs which were previously accrued.

At May 31, 1995, the Company had a $30.0 million credit facility consisting of a $4.5 million term loan facility and a $25.5 million revolving credit facility, subject to limitations pursuant to the calculation of a defined borrowing base. At May 31, 1995, $20.8 million of borrowing capacity was available to the Company against which the Company had outstanding borrowings of $19.2 million. The calculation of the borrowing base is based, in large part, on eligible accounts receivable, as defined in the credit agreement with the lender. As a result, changes in the borrowing base can occur due to the magnitude and timing of the Company's billings for services performed, which in turn are impacted by, among other things, contractual terms and seasonal considerations, the timing of collection of billed receivables, and other factors.

On May 5, 1995, the Company and its lender amended the credit agreement to increase the eligible borrowing base by an amount up to $4 million with the creation of an "Unbilled Account Subline" whereby unbilled receivables, previously excluded from the borrowing base calculation, are now included, subject to limitations, in the calculation of the borrowing base. Availability under the Unbilled Account Subline is automatically and permanently reduced in monthly increments of $500,000 commencing on August 1, 1995 and reduces to zero upon the Company's receipt of at least $10 million through the sale and issuance of its equity securities. The interest rate charged under the amended revolving credit facility has been increased by three-quarters of a percent (3/4%) until all amounts advanced under the Unbilled Account Subline, and interest accrued thereon, have been paid and the Unbilled Account Subline has been reduced to zero. In order to facilitate the additional borrowings, E. Brian Smith, Chairman, President and CEO of the Company agreed to pledge 800,000 shares of Company common stock contemporaneously with the transaction. Pending the pledge of such stock, Mr. Smith has personally guaranteed repayment of amounts advanced to the Company under the agreement, as amended, up to $4 million. The personal guarantee will terminate upon the pledge of 800,000 shares of Company common stock and the passage of a period of 91 days following such pledge; the repayment of all amounts advanced under the Unbilled Account Subline and the termination of that subline; or a $10 million increase in equity. At July 11, 1995, $25.2 million of borrowing capacity was available to the Company pursuant to the credit facility, as amended, against which the Company had outstanding borrowings of $23.9 million.

The Company's funding requirements arise primarily from its operating expenses and the debt service and acquisition related expenses incurred in fiscal 1995. Historically, the Company has met such requirements primarily with cash flows generated by operations and limited debt financing. During fiscal 1995, the Company substantially increased its size through the acquisition of BCM Engineers Inc., ("BCM"), Riedel Environmental Services, Inc. ("RES"), and certain assets of RESNA Industries, Inc. ("RESNA"), and in the process, incurred long-term debt of approximately $31 million and issued $7.8 million of Redeemable Preferred Stock. At May 31, 1995, the components of outstanding debt were borrowings under the Company's credit facility of approximately $19 million, a $10 million convertible senior note, and a $2 million senior note.

During the first quarter of fiscal 1996, management of the Company has continued its focus on resolving ongoing operational issues, taking actions to increase the efficiency of the Company's operations and improving the management of its working capital. Management of the Company believes these actions will enhance the Company's ability to fund its obligations in fiscal 1996.

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

RESULTS OF OPERATIONS

Revenues for the three months ended May 31, 1995 were $41,452,000 compared with $18,345,000 for the same period last year, an increase of $23,107,000 or 126 percent. The increase in revenues was primarily attributable to the acquisition of BCM and RES in September and November 1994, respectively. Revenues of BCM and RES included in the quarter were approximately $12,900,000 and $20,500,000, respectively. Revenues for the quarter ended May 31, 1995, exclusive of revenues attributable to BCM and RES, were approximately $8,050,000; 56 percent lower than the three months ended May 31, 1994. The decrease in revenues, is primarily due to delays in starting-up several contracts recently awarded to Canonie and remobilizing two existing projects. A lower level of contract awards during the second and third quarter of fiscal 1995, which would normally have provided revenues during this quarter, also contributed to the reduced revenue volume.

Gross profit for the three months ended May 31, 1995 was $6,249,000 or 15 percent of revenues compared with $2,519,000 or 13.7 percent of revenues for the three months ended May 31, 1994, an increase of $3,730,000 or 148 percent. The increase in gross profit was primarily attributable to the acquisitions of BCM and RES in September and November of 1994, respectively. Gross profit, exclusive of operating results attributable to acquisitions, was approximately $400,000 during the first quarter of fiscal 1996, a decrease of approximately $2,119,000. The decrease in gross profit is primarily due to delays in starting-up several contracts recently awarded to Canonie, remobilizing two existing projects and proposal expenses at certain regional locations.

Selling, general and administrative expenses (SG&A) for the three months ended May 31, 1995 were $4,653,000 compared with $1,758,000 for the same period last year, an increase of $2,895,000 or 165 percent. SG&A as a percentage of revenues for the first quarter of fiscal 1996 was 11.2 percent compared with 9.6 percent for the first quarter of fiscal 1995. The increase in SG&A is attributable to goodwill amortization, loan origination fee amortization and higher administration costs, primarily marketing and legal.

Net interest expense for the three month-period ended May 31, 1995 was $846,000 compared with $30,000 for the same three-month period in 1994. The increase in interest expense from 1994 is primarily due to increased bank borrowings in connection with the acquisitions of BCM and RES.

In the three-month period ended May 31, 1995, the Company provided for income taxes of $150,000 at an effective tax rate of 20 percent. The effective tax rate differs from the federal statutory rate of 34 percent as a result of state income taxes and the utilization of net operating loss carryforwards. In the same three-month period in 1994, the Company provided $175,000 at an effective tax rate of 20 percent which was similarly reduced by the utilization of available net operating loss carryforwards. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.

The Company has significant net operating loss carryforwards to offset future federal tax liabilities. However, due to a greater than 50 percent change in ownership within the past three fiscal years, use of carryforwards to reduce its future taxable income will be limited to approximately $900,000 annually.

The Company's share of operating losses of its unconsolidated affiliate in the three-month period ended May 31, 1995 was $74,000 compared with income of $88,000 in the first quarter of fiscal 1995. The decrease in income was primarily due to overhead costs associated with the affiliate's operations. During the first quarter of fiscal 1995, the affiliate performed work on two significant contracts. During the first quarter of fiscal 1996, the affiliate did not perform work on similar contracts.

BACKLOG

As of May 31, 1995, the Company had a contract backlog of orders it believed to be firm of approximately $110 million compared with $105 million at February 28, 1995 and $48 million at May 31, 1994. The value of unfunded or indefinite delivery order contracts was approximately $165 million at May 31, 1995 compared with $170 million at February 28, 1995, and when combined with contract backlog, totals $275 million at both May 31, 1995 and February 28, 1995. The ultimate value of the backlog is subject to change as the scope of work on projects changes. Customers often retain the right to change the scope of work with an appropriate increase or decrease in the contract price. There was no unfunded backlog at May 31, 1994.

OTHER ITEMS AFFECTING OPERATING RESULTS

With the acquisition of RES in November of 1994, the Company now generates a significant portion of its revenues under contracts with the Environmental Protection Agency ("EPA"). Under its current Emergency Response Cleanup Services ("ERCS") contracts, the Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising six states bordering the Great Lakes. ERCS Zone 4A and ERCS Region 5 contracts are renewable for one year periods through February 1996 and September 1997, respectively.

Revenues from EPA contracts for the three months in fiscal 1996 were $12.3 million. Annual revenues from EPA contracts for RES in the years prior to the Company's acquisition averaged approximately $35 million. The Company anticipates that it will receive a similar level of revenues from EPA contracts in fiscal 1996. The Company intends to actively seek the award of future EPA contracts as the requests for proposals are issued.

Results of the first quarter 1996 may not be indicative of future quarters as the Company's and its clients' businesses are subject to evolving regulations by the EPA and other federal, state and local environmental authorities. Changes in applicable regulatory standards or current regulatory policies, resulting in delays in project approvals or modified treatment standards, may impact environmental compliance and cleanup spending levels, especially with respect to discretionary cleanups by industrial companies. Accordingly, the Company's revenues, particularly from remediation projects, may vary from year to year. The Company believes that, despite possible changes in regulatory policies and spending levels for both the public and private sectors, the Company will continue to gain market share as a result of its expanded service capabilities resulting from its recent acquisitions.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             Exhibit 11 - Statement regarding computation of per share earnings
             Exhibit 27 - Requirements for this format and input of financial data schedules.

         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed during the three months ended May 31, 1995

             Form 8-K dated May 5, 1995 relating to the execution of the Fourth Amendment to the Company's Credit facility with LaSalle Business Credit, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                                 (Registrant)

                                       By: /s/ WILLIAM T. CAMPBELL
                                           ___________________________________
                                           William T. Campbell
                                           Vice President - Finance
Date:  July 17, 1995