Form 10-Q
period 1995-08-31
CANONIE ENVIRONMENTAL SERVICES CORP
filed 1995-10-16
CIK 798139

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
********************************************************************************

                                   FORM 10-Q

       / X /  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended August 31, 1995

       /   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to _________

                         COMMISSION FILE NUMBER 0-14992

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                  --------------------------------------------
             (exact name of registrant as specified in its charter)

DELAWARE                                           38-2294876
--------                                           ----------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                     Identification No.)

                13455 NOEL ROAD, SUITE 1500, DALLAS, TEXAS 75240
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (214) 770-1800
                                                           --------------

      Fiscal Year-End changed from February 28 to September 30


                                            Name of Each Exchange on
         Title of Each Class                    Which Registered
         -------------------                    ----------------
    Common Stock, $0.01 par value         NASDAQ National Market System

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     -----

On September 29, 1995, the registrant had 5,857,015 outstanding shares of common stock outstanding.

================================================================================

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                       FOR QUARTER ENDED AUGUST 31, 1995


PART I. FINANCIAL INFORMATION

                                                                                                     Page
                                                                                                     ----
  Item 1:  Financial Statements


           Consolidated Balance Sheets as of August 31, 1995
             (unaudited) and February 28, 1995                                                       3-4

           Consolidated Statements of Operations (unaudited)
             for the Three and Six Months Ended August 31, 1995 and 1994                              5

           Consolidated Statements of Cash Flows (unaudited)
             for the Six Months Ended August 31, 1995 and 1994                                        6


           Notes to Consolidated Financial Statements (unaudited)                                    7-8

  Item 2:  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                                             9-14


PART II.  OTHER INFORMATION

  Item 6:  Exhibits and Reports on Form 8-K                                                          15

           Signature                                                                                 16


           Exhibit 11 - Computation of earnings per share, for the period ended August 31, 1995 (Unaudited)

           Exhibit 27 - Requirements for the format and input of financial data schedules

                          PART I FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                AUGUST 31,     FEBRUARY 28,
                                                                                  1995             1995
                                                                               (unaudited)
                                                                               ------------    ------------
 ASSETS
 ------

 Current Assets:
     Cash                                                                         $    211        $  2,345
     Accounts receivable, less allowance for doubtful
          accounts of $997 and $1,312                                               51,163          41,726
     Costs and estimated earnings on long-term
          contracts in excess of billings                                            1,744           1,803
     Prepaid expenses and other current assets                                       3,775           3,086
                                                                                  --------        --------
          Total current assets                                                      56,893          48,960

 Property and Equipment:

     Equipment                                                                      19,665          18,712
     Land and buildings                                                              4,431           4,431
     Leasehold improvements                                                          1,485           1,448
                                                                                  --------        --------
          Total property and equipment, at cost                                     25,581          24,591
          Less accumulated depreciation and amortization                             9,966           8,681
                                                                                  --------        --------
          Property and equipment, net                                               15,615          15,910

 Other Assets
     Intangible assets, net of accumulated amortization
     of $615 and $183, respectively (Note 1)                                        16,435          16,867

     Goodwill, net of accumulated amortization
     of $297 and $127, respectively (Note 1)                                        11,458          11,628

     Other assets                                                                    7,584           7,189
                                                                                  --------        --------

 TOTAL ASSETS                                                                     $107,985        $100,554
                                                                                  ========        ========



          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                          AUGUST  31,       FEBRUARY 28,
                                                                              1995              1995
                                                                          (unaudited)
                                                                          ------------      ------------
 LIABILITIES, REDEEMABLE PREFERRED STOCK
 ---------------------------------------
            AND COMMON STOCKHOLDERS' EQUITY
            -------------------------------

 Current Liabilities:
     Accounts and subcontracts payable                                       $  18,985         $  16,793
     Payable to affiliate                                                          357             1,092
     Accrued expenses and other liabilities:
          Compensation and related fringes                                       5,043             4,763
          Severance and office closures                                            973             3,590
          Other                                                                 10,536             8,684
     Billings on long-term contracts in excess
          of costs and estimated earnings                                        1,982               636
     Current maturities of long-term debt
          and short-term borrowings                                              2,360             2,310
                                                                             ---------         ---------
          Total current liabilities                                             40,236            37,868

 Long-term debt                                                                 26,275            21,078
 Other long-term liabilities                                                     3,648             4,587

 Convertible Senior Subordinated Note, 10% maturing
     in 2004, convertible into 3,048,780 common
     shares at $3.28 per share                                                  10,000            10,000

 Commitments and contingencies (Note 3)

 Redeemable Preferred Stock, $0.01 par value; 78,000 share authorized;
     76,218 and 78,000 shares issued, respectively; 5% cumulative dividend; $100 redemption value, aggregate redemption
     value $7,621,800 and $7,800,000, respectively                               6,812             6,923

 Preferred Stock, $0.01 par value; 550,500 shares                                   --                --
     authorized; none issued
 Junior Convertible Preferred Stock, $0.01 par value;
     371,500 shares authorized; none issued                                         --                --

 Preference stock, $0.01 par value; 1,000,000 shares
     authorized; none issued                                                        --                --
 Common Stockholders' Equity:
     Common stock, $0.01 par value; 20,000,000 shares
          authorized; 5,811,105 and 5,700,783 shares
          issued, respectively                                                      58                58
     Additional paid-in capital                                                 17,019            16,970
     Retained earnings                                                           3,937             3,070
                                                                             ---------         ---------

          Total common stockholders' equity                                     21,014            20,098
                                                                             ---------         ---------
 TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND COMMON STOCKHOLDERS' EQUITY                                         $ 107,985         $ 100,554
                                                                             =========         =========


          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)





                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               AUGUST 31,                     AUGUST 31,
                                                         -----------------------        -----------------------
                                                          1995            1994           1995            1994
                                                         -------         -------        -------         -------
 Revenues                                                $47,640         $19,778        $89,092         $38,123

 Cost of revenues                                         41,613          17,188         76,816          33,017
                                                         -------         -------        -------         -------

 Gross profit                                              6,027           2,590         12,276           5,106

 Selling, general, and administrative expenses             4,168           1,874          8,821           3,629
                                                         -------         -------        -------         -------

 Income from operations                                    1,859             716          3,455           1,477

 Interest expense, net                                     1,013              12          1,859              42
                                                         -------         -------        -------         -------

 Income before income tax expense                            846             704          1,596           1,435

 Income tax expense (Note 2)                                 169             139            319             314
                                                         -------         -------        -------         -------

 Income before earnings (losses)
            of unconsolidated affiliate:                     677             565          1,277           1,121


 Share in earnings (losses) of
            unconsolidated affiliate.                        (79)            175           (153)            263
                                                         -------         -------        -------         -------

 Net income                                                  598             740          1,124           1,384

 Dividends and accretion on
            Redeemable Preferred Stock                       126             ---            257             ---
                                                         -------         -------        -------         -------

 Income applicable to common stock                       $   472         $   740        $   867         $ 1,384
                                                         =======         =======        =======         ========

 Weighted average number of common
            and common equivalent shares outstanding       5,952           5,703          5,981           5,774
                                                         =======         =======        =======         ========


 Earnings per common and common
            equivalent share                               $0.08           $0.13          $0.14           $0.24




          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                    SIX MONTHS ENDED
                                                                                        AUGUST 31,
                                                                                 -----------------------
                                                                                  1995             1994
                                                                                 ------           ------
 OPERATING ACTIVITIES:

            Net income                                                           $1,124           $1,384
            Adjustments to reconcile net income to net
                cash provided by operating activities:
                  Depreciation and amortization                                   2,158              661
                  Loss on disposal of equipment                                     ---               24
                  Share in (earnings) losses of affiliate                           153             (263)
            Changes in operating assets and liabilities, net
                of effects from acquisitions:
                  Accounts receivable                                            (9,437)          (3,106)
                  Costs and estimated earnings on long-term
                    contracts in excess of billings                                  59            2,833
                  Prepaid expenses and other current assets                        (689)            (680)
                  Other assets                                                   (1,019)             (93)
                  Accounts and subcontracts payable                               1,457             (565)
                  Accrued expenses and other liabilities                           (485)             459
                  Billings on long-term contracts in excess of
                    costs and estimated earnings                                  1,346            1,083
                  Other long-term liabilities                                      (939)             ---
                  Other, net                                                        112              ---
                                                                                 ------           ------
            Net cash provided by (used in) operating activities                  (6,160)           1,737
                                                                                 ------           ------

 INVESTING ACTIVITIES:

            Capital expenditures                                                   (990)             (72)
            Investment in affiliate                                                 200              ---
            Proceeds from sale of fixed assets                                       --               50
                                                                                 ------           ------
            Net cash used in investing activities                                  (790)             (22)
                                                                                 ------           ------

 FINANCING ACTIVITIES:

            Proceeds from additional revolving credit subline                     4,000              ---
            (Repayments) borrowings on revolving line of credit, net              1,573              ---
            Repayment of debt                                                    (1,146)          (1,450)
            Repurchase of Redeemable Preferred Stock                               (178)             ---
            Dividends paid on redeemable Preferred Stock                           (191)             ---
            Capital leases and other notes                                          758              ---
                                                                                 ------           ------
 Net cash provided by (used in) financing activities                              4,816           (1,450)
                                                                                 ------           ------
 Net increase (decrease) in cash                                                 (2,134)             265
 Cash at beginning of period                                                      2,345            2,290
                                                                                 ------           ------
 Cash at end of period                                                           $  211           $2,555
                                                                                 ======           ======


          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


GENERAL


Smith Environmental Technologies Corporation (the "Company") (formerly Canonie Environmental Services Corporation) provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services to clients with sites contaminated with hazardous materials, primarily throughout the United States including various federal, state and local government agencies. The timing of the Company's revenues is primarily dependent on its backlog, contract awards and the performance requirements of each contract.
The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected during any quarter or full fiscal year.

On August 10, 1995 the Company's Board of Directors approved a change of the Company's fiscal year end from February 28 to September 30. Accordingly, all references to fiscal 1995 refer to the twelve months ended February 28, 1995 and all references to the seven month transition period in 1995 refer to the seven month period ending September 30, 1995.

Certain costs related to regional operations for prior periods have been reclassified from selling, general and administrative (SG&A) expenses to cost of revenues. The costs reclassified for the three and six months ended August 31, 1994 were $727,000 and $1,686,000, respectively.

The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent.


NOTE 1 - BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Annual Report on Form 10-K/A-1 for the fiscal year ended February 28, 1995. The results of operations for the six-month period ended August 31, 1995, are not necessarily indicative of the results that may be expected for the seven month transition period ending September 30, 1995.

NOTE 1 - BASIS OF PRESENTATION, CONTINUED...


During the quarter ended August 31, 1995, the Company refined its calculation of the Cost in Excess of Net Assets of Businesses Acquired by reclassifying costs between intangible assets and goodwill. Costs reclassified to intangible assets represent $9.3 million of assembled work force and $7.8 million of customer lists and contract backlog which, effective June 1, 1995, are being amortized over their estimated useful lives of 15 years. The remaining Cost in Excess of Net Assets of Businesses Acquired have been reclassified to goodwill which, effective June 1, 1995, is being amortized over 40 years. Accumulated amortization through May 31, 1995 has been allocated to intangible assets and goodwill on a pro rata basis at that date. The Cost in Excess of Net Assets of Businesses Acquired, at February 1995, has been reclassified to conform to the current period presentation.


NOTE 2 - INCOME TAXES


For the six month period ended August 31, 1995, the Company provided for income taxes of $319,000 at an effective tax rate of 20 percent. The effective tax rate differs from the federal statutory rate of 34 percent as a result of state income taxes and utilization of net operating loss carryforwards. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.

The Company has significant net operating loss carryforwards to offset future federal tax liabilities. However, due to a greater than 50 percent change in ownership within the past three fiscal years, use of carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.


NOTE 3 - COMMITMENTS AND CONTINGENCIES


The Company is currently party to various legal actions arising in the normal course of its business, some of which may involve claims for substantial sums. Such legal actions were previously described in the Company's report on Form 10-Q for the period ended May 31, 1995. Additional legal actions and claims have been filed against the Company in the period ended August 31, 1995. While such additional legal actions may result in judgments against the Company, management believes that the outcome of such additional actions, individually or in the aggregate, will not have a material adverse effect on the future financial condition or results of operations of the Company and that adequate reserves have been established at August 31, 1995 for such claims.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


GENERAL


Smith Environmental Technologies Corporation (the "Company") (formerly Canonie Environmental Services Corporation) provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services to clients with sites contaminated with hazardous materials, primarily throughout the United States including various federal, state and local government agencies. The timing of the Company's revenues is primarily dependent on its backlog, contract awards and the performance requirements of each contract.
The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected during any quarter or full fiscal year.

On August 10, 1995 the Company's Board of Directors approved a change of the Company's fiscal year end from February 28 to September 30 . Accordingly, all references to fiscal 1995 refer to the twelve months ended February 28, 1995 and all references to the seven month transition period in 1995 refer to the seven months ending September 30, 1995.

Certain costs related to regional operations for prior periods have been reclassified from selling, general and administrative (SG&A) expenses to cost of revenues. The costs reclassified for the three and six months ended August 31, 1994 were $727,000 and $1,686,000, respectively.

The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent.

The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and the Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements of the Company included herein and the Company's Annual Report on Form 10K/A-1 for the fiscal year ended February 28, 1995.

                                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 AUGUST 31,                  AUGUST 31,
                                                            --------------------         --------------------
                                                             1995          1994           1995          1994
                                                            ------        ------         ------        ------
                                                               %            %               %             %

   Revenues                                                   100.0        100.0          100.0          100.0
                                                                                          -----
   Cost of Revenues                                            87.3         86.9           86.6           86.2
                                                              -----        -----          -----          -----
   Gross Profit                                                12.7         13.1           13.8           13.4

   Selling, General and Administrative expenses                 8.8          9.5            9.9            9.5
                                                              -----        -----          -----          -----
   Income from Operations                                       3.9          3.6            3.9            3.9

   Interest Expense, net                                        2.1          ---            2.1             .1
                                                              -----        -----          -----          -----
   Income before Income Tax Expense                             1.8          3.6            1.8            3.8

   Income Tax Expense                                            .4           .7             .4             .9
                                                              -----        -----          -----          -----
   Income before earnings (losses) of
        unconsolidated affiliate
                                                                1.4          2.9            1.4            2.9
                                                              -----        -----          -----          -----
   Share in earnings (losses) of unconsolidated
        affiliate                                               (.2)          .9            (.2)            .7
                                                              -----        -----          -----          -----
   Net income                                                   1.2          3.8            1.2            3.6
                                                              =====        =====          =====          =====

LIQUIDITY AND CAPITAL RESOURCES


The Company's principal sources of funds are cash, cash flows generated from operations and available borrowings under the Company's existing credit facility. Cash totaled $211,000 at August 31, 1995 compared with $2.3 million at February 28, 1995 and $2.6 at August 31, 1994. The Company's working capital increased to $16.7 million at August 31, 1995 from $11.1 million at February 28, 1995 and $5.6 million at August 31, 1994. The increase in working capital is primarily a result of increases in accounts receivable during the quarter, partially offset by increases in accounts payable and other accrued liabilities.

At August 31, 1995, the Company had a $30.0 million credit facility consisting of a $4.5 million term loan and a $25.5 million revolving credit, subject to limitations pursuant to the calculation of a defined borrowing base. At August 31, 1995, $21.7 million of borrowing capacity was available to the Company against which the Company had outstanding borrowings of $20.7 million. The calculation of the borrowing base is based, in large part, on eligible accounts receivable, as defined in the credit agreement with the lender. As a result, changes in the borrowing base can occur due to the magnitude and timing of the Company's billings for services performed, which in turn are impacted by, among other things, contractual terms and seasonal considerations, the timing of collection of billed receivables, and other factors.

On May 5, 1995, the Company and its lender amended the credit agreement to increase the eligible borrowing base by an amount up to $4 million with the creation of an "Unbilled Account Subline" whereby unbilled receivables, previously excluded from the borrowing base calculation, are now included, subject to limitations, in the calculation of the borrowing base. Availability under the Unbilled Account Subline is automatically and permanently reduced in monthly increments of $500,000 commencing on August 1, 1995 and reduces to zero upon the Company's receipt of at least $10 million through the sale and issuance of its equity securities. The interest rate charged under the amended revolving credit facility has been increased by three-quarters of a percent (3/4%) until all amounts advanced under the Unbilled Account Subline, and interest accrued thereon, have been paid or the occurrence of an increase in equity described herein. In order to facilitate the additional borrowings, E. Brian Smith, Chairman, President and CEO of the Company agreed to pledge 800,000 shares of Company common stock contemporaneously with the transaction. Pending the pledge of such stock, Mr. Smith has personally guaranteed repayment of amounts advanced to the Company under the agreement, as amended, up to $4 million. The personal guarantee will terminate upon the pledge of 800,000 shares of Company common stock and the passage of a period of 91 days following such pledge; the repayment of all amounts advanced under the Unbilled Account Subline and the termination of that subline; or a $10 million increase in equity.

As of October 12, 1995, the Company has received financing commitments from two institutions for a new $35.0 million senior credit facility. The new facility, which will replace the existing facility, consists of a $6.5 million term loan and a $28.5 million revolving credit. The Company is working with these institutions to complete final documentation and anticipates funding of the new senior credit facility during the week of October 16, 1995. However, there can be no assurance that the Company will be able to complete the financing. The terms of this financing will provide additional borrowing capacity to the Company. Under the new facility, borrowing capacity would have been approximately $30.0 million as of October 11, 1995. Under the current facility, as amended, $23.0 million of borrowing capacity was available to the Company, against which there were outstanding borrowings of $23.0 million.

In connection with the existing senior credit facility, the Company is required to maintain a minimum average availability for the thirty day period preceding the payment of any dividends. The Company is required to and did make the quarterly dividend payment to the holders of its Redeemable Preferred Stock, which was issued in connection with the acquisition of BCM Engineers Inc.
(BCM). During the thirty day period preceding the September 30, 1995 Redeemable Preferred Stock dividend payment, the Company did not meet the minimum average availability requirement. The Company has advised its lender that it has not met this requirement and will require a waiver. A similar situation occurred prior to the June 30, 1995 Redeemable Preferred Stock dividend payment and the Company was granted a waiver. However, in view of the proposed new senior credit facility, the issue may render itself moot.

The Company's funding requirements arise primarily from its operating expenses and the debt service and acquisition related expenses incurred in fiscal 1995. Historically, the Company has met such requirements primarily with cash flows generated by operations and limited debt financing. During fiscal 1995, the Company substantially increased its size through the acquisition of BCM, Riedel Environmental Services, Inc. (RES), and certain assets of RESNA Environmental Services, Inc. (RESNA), and in the process, incurred long-term debt of approximately $31 million and issued $7.8 million of Redeemable Preferred Stock. The increased debt service and Redeemable Preferred Stock dividend requirements related to the BCM, RES and RESNA acquisitions, together with additional working capital requirements for the operation of the acquired businesses, has substantially increased the Company's liquidity requirements.

Management of the Company has continued its focus on consolidating the acquired companies by resolving operational issues, taking actions to increase the efficiency of the Company's operations, and improving the management of its working capital by implementing programs designed to accelerate the collection of its accounts receivables. Management believes that the above actions and the new senior credit facility will enhance the Company's ability to fund its obligations in future periods. However, in the event the Company fails to improve the management of its working capital and is unable to conclude the new senior credit facility on a timely basis, its liquidity and financial position will be materially adversely impacted.


RESULTS OF OPERATIONS


COMPARISON OF THREE MONTHS ENDED AUGUST 31, 1995 AND 1994


Revenues for the three months ended August 31, 1995 were $47.6 million compared with $19.8 for the same period last year, an increase of $27.8 million or 140%. The increase in revenues was primarily attributable to the acquisition of BCM and RES in September and November 1994, respectively. Revenues of BCM and RES included in the quarter were approximately $12.3 million and $23.1 million, respectively. Revenues for the quarter ended August 31, 1995, exclusive of revenues attributable to BCM and RES, were approximately $12.2 million, 38% lower than the three months ended August 31, 1994. The decrease in revenues is primarily attributable to a lower backlog entering the quarter.

Gross profit for the three months ended August 31, 1995 was $6.0 million or 12.7% of revenues compared with $2.6 million or 13.1% of revenues for the three months ended August 31, 1994, an increase of $3.4 million. The increase in gross profit was primarily attributable to the acquisitions of BCM and RES in September and November of 1994. Gross profit, exclusive of operating results attributable to acquisitions was approximately $1.4 million during the quarter, a decrease of approximately $1.2 million from same quarter in 1994. The decrease in gross profit , exclusive of the acquisitions, is primarily attributable to a lower backlog of work entering the quarter.

Selling, general and administrative expenses (SG&A) for the three months ended August 31, 1995 were $4.2 million compared with $1.9 million for the same period last year, an increase of $2.3 million. SG&A as a percentage of revenues for the three months ended August 31, 1995 was 8.8% compared with 9.5% for the same period in 1994. The $2.3 million increase in SG&A is principally a result of additional administration costs, primarily marketing and legal, and amortization of goodwill and intangible assets relating to the acquisition of BCM, RES and RESNA.

Net interest expense for the three month-period ended August 31, 1995 was $1.0 million compared with $12,000 for the same quarter in 1994. The increase in interest expense is primarily due to increased bank borrowings and related debt in connection with acquisitions of BCM, RES and RESNA.

In the three-month period ended August 31, 1995, the Company provided for income taxes of $169,000 at an effective tax rate of 20%. The effective tax rate differs from the federal statutory rate of 34% as a result of state income taxes and the utilization of net operating loss carryforwards. In the same three-month period in 1994, the Company provided $139,000 at an effective tax rate of 20% which was similarly reduced by the utilization of available net operating loss carryforwards. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such is not assured.

The Company's share of operating losses of its unconsolidated affiliate in the three-month period ended August 31, 1995 was $79,000 compared with income of $175,000 for the same quarter in 1994. The decrease in income is primarily due to a lower level of work available to the affiliate.


COMPARISON OF SIX MONTHS ENDED AUGUST 31, 1995 AND 1994


Revenues for the six months ended August 31, 1995 were $89.1 million compared with $38.1 million for the same period last year, an increase of $51.0 million or 134%. The increase in revenues was primarily attributable to the acquisition of BCM and RES in September and November 1994, respectively. Revenues of BCM and RES included in the six month period are approximately $26.2 million and $43.6 million, respectively. Revenues for the period, exclusive of revenues attributable to BCM and RES, were approximately $19.3 million, or 49% lower than the six months ended August 31, 1994. The decrease in revenues is primarily attributable to a lower level of work during the period.

Gross profit for the six months ended August 31, 1995 was $12.3 million or 13.8% of revenues compared with $5.1 million or 13.4% of revenues for the six months ended August 31, 1994, an increase of $7.2 million or 141%. The increase in gross profit was primarily attributable to the acquisitions of BCM and RES in September and November of 1994. Gross profit, exclusive of operating results attributable to acquisitions was approximately $1.9 million for the period, a decrease of approximately $3.2 million from the same period in 1994. The decrease in gross profit, exclusive of the acquisitions, is primarily attributable to a lower level of work during the period.

Selling, general and administrative expenses (SG&A) for the six months ended August 31, 1995 were $8.8 million compared with $3.6 million for the same period last year, an increase of $5.2 million. SG&A as a percentage of revenues for the period was 9.9% compared with 9.5% for the same period in 1994. The increase in SG&A is principally a result of additional administration costs, primarily marketing and legal, and amortization of goodwill and intangible assets relating to the acquisition of BCM, RES and RESNA.

Net interest expense for the six month-period ended August 31, 1995 was $1.9 million compared with $42,000 for the same six-month period in 1994. The increase in interest expense from 1994 is primarily due to increased bank borrowings and related debt in connection with acquisitions of BCM and RES.

In the six-month period ended August 31, 1995, the Company provided for income taxes of $319,000 at an effective tax rate of 20%. The effective tax rate differs from the federal statutory rate of 34% as a result of state income taxes and the utilization of net operating loss carryforwards. In the same six-month period in 1994, the Company provided $314,000 at an effective tax rate of 20% which was similarly reduced by the utilization of available net operating loss carryforwards. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such is not assured.

The Company's share of operating losses of its unconsolidated affiliate in the six-month period ended August 31, 1995 was $153,000 compared with income of $263,000 for the same of period in 1994. The decrease in income was primarily due the lower level of work available to the affiliate.


BACKLOG


As of August 31, 1995, the Company had a contract backlog of orders it believed to be firm of approximately $112 million compared with $105 million at February 28, 1995 and $38 million at August 31, 1994. The value of unfunded or indefinite delivery order contracts was approximately $146 million at August 31, 1995 compared with $170 million at February 28, 1995. The combined contract backlog at August 31, 1995 totals $258 million compared with $275 at February 28, 1995. The ultimate realization of the backlog is subject to change as the scope of work on projects varies. Customers often retain the right to alter the scope of work with an appropriate increase or decrease in the contract price. There was no unfunded backlog at August 31, 1994.

OTHER ITEMS AFFECTING OPERATING RESULTS


With the acquisition of RES in November of 1994, the Company now generates a significant portion of revenues under its contracts with the Environmental Protection Agency ("EPA"). Under its current Emergency Response Cleanup Services ("ERCS") contracts, the Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, covering 15 midwestern and southern states, and ERCS Region 5, comprising six states bordering the Great Lakes. ERCS Zone 4A and ERCS Region 5 contracts are renewable for one year periods through February 1996 and September 1997, respectively.

The Company was recently notified by ERCS Region 5 of their intention to exercise a third option period of its Indefinite Delivery Order Contract. The option period will run from September 29, 1995 through September 28, 1996. The maximum contract amount available for this region is approximately $19 million.

Revenues from ERCS contracts for the six months ended August 31, 1995 were approximately $25 million. Annual revenues from ERCS contracts for RES in the years prior to the Company's acquisition averaged approximately $35 million. The Company anticipates that it will continue to receive similar levels of revenues in future years. The Company intends to actively seek the award of future EPA remedial action contracts, particularly the replacement contract for the ERCS Zone 4A, which expires in February 1996.

Results for the quarter ended August 31, 1995 may not be indicative of future operations as the Company's and its clients' businesses are subject to evolving regulations by the EPA and other federal, state and local environmental authorities. Environmental engineering, consulting and remediation services are purchased primarily because of legal or regulatory requirements. Changes in applicable regulatory standards or current regulatory policies, resulting in delays in project approvals or modified treatment standards, may impact environmental compliance and cleanup spending levels, especially with respect to discretionary cleanups by industrial companies. Accordingly, the Company's revenues from remediation projects may vary from year to year. The Company believes that, despite possible changes in regulatory policies and spending levels for both the public and private sectors, it will continue to gain market share as a result of the expanded service capabilities resulting from recent acquisitions.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

PART II  OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8K

      (a) Exhibits

          Exhibit 11 - Statement regarding computation of earnings per share.

          Exhibit 27 - Requirements for the format and input of financial data tables.

      (b) Reports on Form 8-K

          The following reports on Form 8-K were filed during the three months ended August 31, 1995.

          Form 8-K dated August 10, 1995 relating to the change in the Company's fiscal year end from February 28 to September 30, effective
          September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                                             (Registrant)

                                             By:  /s/     William T. Campbell
                                                  ---------------------------
                                                  William T. Campbell
                                                  Vice President - Finance





Date: October 16, 1995