Form 10-KT
period 1995-09-30
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1995-12-29
CIK 798139

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 _____________

                                   FORM 10-K

          [    ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

         [ X ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       FOR THE TRANSITION PERIOD FROM MARCH 1, 1995 TO SEPTEMBER 30, 1995

                        COMMISSION FILE NUMBER  0-14992
                                 _____________

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
             (exact name of registrant as specified in its charter)


DELAWARE                                                                             38-2294876
--------                                                                             ----------
(State or other jurisdiction of                                                      (IRS Employer
incorporation or organization)                                                       Identification No.)

             3501 JAMBOREE ROAD, SUITE 550, NEWPORT BEACH CA  92660
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 737-7900

                               __________________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         On December 12, 1995, the registrant had 5,857,640 outstanding shares of common stock, $0.01 par value, and on such date, based on the closing sale price of $3.625, as reported in The Wall Street Journal, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $11.5 million.

        ANNUAL REPORT FOR THE TRANSITION PERIOD ENDED SEPTEMBER 30, 1995

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS


                                     PART I

                                                                                                                          PAGE
                                                                                                                          ----
 Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

 Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       12

 Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

 Item 4.      Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . .       14


                                                            PART II


 Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters . . . . . . . . . . . . . . . . .       15

 Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16

 Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations . . . . . . . . .       17

 Item 8.      Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       23

 Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . .       23


                                                            PART III


 Item 10.     Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . . .       24

 Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       28

 Item 12.     Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . . .       36

 Item 13.     Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       38


                                                            PART IV


 Item 14.     Exhibits, Financial Statements Schedule and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .       39

 Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      43

                                     PART I

ITEM 1. - BUSINESS

GENERAL

         Smith Environmental Technologies Corporation (formerly Canonie Environmental Services Corp.), a Delaware corporation (the "Company"), was initially formed as a Michigan corporation under the former name in 1980. It changed its name to Canonie Engineers, Inc. in 1983 and operated under that name until a merger, effective July 25, 1986, of Canonie Engineers, Inc. with and into Canonie Environmental Services Corp., with the Company being the surviving corporation. The Company changed its name to Smith Environmental Technologies Corporation on February 28, 1995. The principal business of the Company is the performance of comprehensive environmental consulting, engineering, and on-site remediation services throughout the United States for clients, including federal, state and local government agencies, with regard to properties contaminated with hazardous materials. Because the performance of specific projects may be affected by seasonal weather conditions and other factors that affect the economy generally, quarterly results or other interim reports should not be considered indicative of results to be expected for any quarter or full fiscal year. The Company's operations are considered to be concentrated in one industry segment.

         Effective March 1, 1995, the Company changed its fiscal year end from February 28 to September 30. This report relates to the seven month period beginning March 1, 1995 and ended September 30, 1995 (the transition period).

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

         Change in Business Strategy. In connection with the 1993 change in ownership, the Company adopted a new strategic plan which included an acquisition program to improve the Company's competitive position in its industry segment. The primary focus of the acquisition program is medium-sized ($30-$80 million annual revenues) environmental consulting, engineering, and remediation services companies.

         The Company is focused on acquiring companies that provide a broader range of services, better geographic coverage and additional market share. By merging their operations into its current organizational structure, the Company believes it is able to reduce overall operating costs by consolidating existing administrative, financial, information systems and human resources functions. The Company also believes that through increased market presence and size it can augment its traditionally strong relationships with its private sector clients and secure additional environmental consulting and remediation business with government clients, particularly the Departments of Defense and Energy and the Environmental Protection Agency ("EPA").

         Description of Acquisitions. In September 28, 1994, the Company purchased all of the outstanding common stock of BCM Engineers Inc. ("BCM"), an environmental consulting and engineering company, for cash of $5.0 million and 78,000 shares of Redeemable Preferred Stock with an estimated fair value of $6.9 million on the date of issuance and a redemption value of $7.8 million. The Redeemable Preferred Stock has a 5 percent cumulative dividend requirement and is redeemable in equal installments on the fifth, sixth and seventh anniversaries of its issuance (see Note 12 of Notes to Consolidated Financial Statements). The Company also repaid $9.5 million of indebtedness of BCM from the proceeds from borrowings under its Loan and Security Agreement with LaSalle Business Credit, Inc. (the "LaSalle Loan Agreement").

         On November 21, 1994, the Company purchased all of the capital stock of Riedel Environmental Services, Inc. ("RES"), an environmental remediation services firm, from Riedel Environmental Technologies, Inc. The final purchase price, paid in cash, was approximately $18.2 million. In conjunction with the acquisition of RES, the Company issued a $10 million Convertible Senior Subordinated Note (the "Convertible Senior Subordinated Note") and a $2 million Senior Note (the "Senior Note" and collectively with the Convertible Senior Subordinated Note, the "Notes"). The Notes were purchased by 399 Venture Partners, Inc., an affiliate of Citicorp Venture Partners. The proceeds of the Notes were used to provide funds for the RES acquisition.

         On January 13, 1995, the Company acquired from RESNA Industries, Inc. ("RESNA") substantially all of the tangible assets, contracts and certain intangible assets of RESNA's environmental assessment and remediation business in exchange for the assumption by the Company of $1.5 million of debt owed to RESNA's principal lender. Although RESNA's size is below that of the Company's stated acquisition strategy, the business location and market were considered attractive relative to the purchase price.

JOINT BUSINESS VENTURE

         The Company owns a 50 percent interest in SoilTech ATP Systems, Inc., a Delaware corporation ("STI"). STI is a corporate venture that was formed to use sublicense rights and the related waste material processing equipment for the remediation of contaminated soils. STI has the exclusive U.S. sublicense through June 2012 of a pyrolysis technology developed and licensed by UMA Group Ltd., a Canadian quasi-government agency. This technology has proven to be an efficient treatment of waste materials containing mixtures of hydrocarbons, water, and soils (see Note 5 of Notes to Consolidated Financial Statements). Since 1990, STI has completed four full scale commercial projects with this technology.

DESCRIPTION OF SERVICES

         The Company's principal business is to provide advice regarding and/or to correct and prevent the effects of pollutants in air, water and soil and in facilities of all types. The Company achieves this by assessing environmental regulations, investigating contaminated sites, and designing and engineering methods to correct or prevent the contamination. The Company will also perform the remedial actions including the construction and operation of required facilities, as well as perform emergency response actions involving spills and accidental releases of hazardous waste. The Company uses a wide variety of technologies and construction processes and techniques to meet the needs of its clients in solving the problems created by environmental pollutants. The Company addresses hazardous and non-hazardous contaminants in municipal and industrial water supplies, in wastewater and storm water from municipal, industrial and military installations, in groundwater, soils, and air space surrounding these types of complexes, and contaminants in the buildings and facilities themselves, such as asbestos, lead-based paint, and radioactive contamination.

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

         Although the Company's projects vary widely in objectives, scope and duration, each project involves the Company providing one or more of the following core services: regulatory compliance, environmental investigation, environmental engineering, water/wastewater and infrastructure, asbestos management, air pollution control, emergency response, waste management, in-plant services, and civil remediation projects. The following is a brief description of these services:

         Regulatory Compliance. The Company assists clients in determining which environmental regulations apply and how to comply with federal, state, and/or local environmental regulations. The Company provides these consulting services to both commercial and government clients by maintaining a staff of regulatory experts and by maintaining libraries of current regulations.
Federal regulations include RCRA, CERCLA, TSCA, CAA, and the CWA in addition to state and local environmental regulations which may supplement or be more stringent than federal regulations (See "--Regulation").

         Environmental Investigation. In conducting an environmental investigation, the Company determines the basic characteristics of a site as well as any specific conditions pertaining to that site, including for example: the traffic patterns at a site; climatological considerations; and the proximity and degree of residential development. The investigation may also include identification of the presence of endangered flora and fauna and a risk evaluation to human life and ecological conditions. Investigations, performed in varying degrees of detail, may be used to assess potential risk for a property buyer, serve as the problem definition phase for an owner who wishes to clean up a site, or as a baseline against which an owner can measure and defend the environmental acceptability of their future land use plans. An investigation may also provide the basis for the selection of a technology to treat water or wastewater streams for a federal, state or local client.

         Environmental Engineering. The Company provides engineering expertise to evaluate, select, and design remedial actions and/or engineering controls. Environmental engineering takes into account such factors as available technology, regulatory considerations, environmental investigation data, and the cost/benefit relationship of alternative measures. The Company also reviews engineering and remedial measures in light of legitimate public concern.

         Water/Wastewater and Infrastructure. The Company provides water and wastewater system design services to public sector clients and some industries. These services include storage and flocculation basin design, distribution pipeline design, pump station design, and biological treatment system design. Most projects involve the up-grade of aging municipally owned water and wastewater systems.

         Asbestos Management. Asbestos is a carcinogenic fiber found in many buildings and aging public facilities. The Company provides asbestos surveys to identify the contaminated areas and abatement plans which specify how to safely remove, or fixate asbestos containing areas of buildings and structures. This service is provided by the Company's staff of specially trained and certified scientists and technicians. The Company also oversees, but does not perform, asbestos abatement.

         Air Pollution Control. The Company maintains expertise with numerous environmental regulations which were created by the CAA. This expertise includes regulatory consulting, permitting, stack testing, and pollution control design which the Company provides to industrial and government clients. Air transport modeling and risk assessment are provided by the Company in support of these technical areas to determine exposure to human and ecological receptors.

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

         The Company generally provides its emergency response services under written contracts and has over 375 master service agreements in place. The Company has contracts with private organizations and government entities, including oil and chemical companies, cooperatives, railroads, the EPA, the Coast Guard and several states including Oregon, California, Washington, Idaho, Montana, Missouri, Kansas, Illinois, Mississippi, Louisiana and Texas. Certain of these contracts require the Company to maintain equipment in locations convenient to the customer and to respond to calls for assistance within specified response times. Services are provided on the basis of a schedule of fees for equipment, personnel, materials and travel. In some cases an annual retainer fee is charged.

         With the acquisition of RES in November of 1994, the Company now generates a substantial portion of revenues under its Emergency Response Cleanup Services (ERCS) contracts for the EPA. The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising 6 states bordering the Great Lakes. The ERCS Zone 4A contract has been renewed through its final option year covering the period through February 1996. The ERCS Region 5 contract is renewable for one year periods through September 1997. The Company intends to actively seek the award of future EPA remedial action contracts, particularly the replacement contract for the ERCS Zone 4A.

         Revenues from ERCS contracts for the seven months ended September 30, 1995 were $29.6 million or approximately 28 percent of revenues. The Company anticipates that it will receive a similar level of revenues from this source in fiscal 1996. However, the annual revenues generated from these contracts depend on the amount of work authorized up to the contractual maximum amount.

         Waste Management. The Company provides expertise in the selection and design of waste transportation, treatment, and disposal options. On-site and off-site waste management options are usually compared, taking into account federal and state land disposal restrictions. Waste treatment, when chosen, can be provided by the Company utilizing a wide variety of treatment technologies. Waste transportation and off-site waste disposal generally are provided by subcontractors.

         In-Plant Services. The Company provides a wide variety of environmental services within a client's plant or facility including decontamination and decommissioning of equipment and facilities, remedial system operation and maintenance, environmental training, and security. These services are provided with the Company's labor by training the client's existing labor force.

         Civil Remediation Projects. The Company believes it is one of the nation's leading providers of civil remediation projects. Remediation services for contaminated sites might include such measures as construction of a slurry wall or cap to contain hazardous wastes, demolition and removal of an entire structure or facility, construction and operation of a pumping and filtration system to decontaminate surface or subsurface waters, or construction and operation of an integrated system to excavate contaminated soil and treat it on-site to remove hazardous substances. In designing remedial measures, the Company has used more than 21 different technologies for on-site treatment of various contaminants.

TECHNOLOGIES EMPLOYED

         The Company utilizes a wide range of physical, chemical, biological, and thermal treatment technologies in performing its remediation activities. Physical treatment technologies generally involve filtration, aeration, and soil-washing techniques and are used to separate contaminants from soils, slurries, or water. Chemical treatment technologies generally involve flocculation, clarification, precipitation, polymer addition, and stabilization. The Company also custom designs vapor and liquid-phase carbon absorption systems to remove contaminants from exhaust air and wastewater streams. Depending on the contaminants present and the site characteristics, these technologies are combined into integrated treatment systems which reduce contaminant concentrations to levels consistent with prescribed regulatory standards. To optimally design these treatment systems, the Company routinely performs extensive computer modeling of contaminant transport and aquifer performance.

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

         The Company has developed a Low-Temperature Thermal Aeration ("LTTA(R)") soil remediation system. The LTTA(R) system removes, through vaporization, volatile organic compounds from soils to prevent migration of these compounds to ground waters. Treated soils are suitable for on-site backfill and the vaporized contaminants are captured in activated carbon beds. The Company currently operates one transportable plant utilizing the LTTA(R) system which can be configured to treat off-gases by different methods. The Company has not licensed the LTTA(R) technology, which is only one of the thermal treatment technologies available to the Company. The Company's revenues are not significantly dependent upon the LTTA(R) System.

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

         The EPA issues regulations under RCRA for hazardous waste generators, transporters, and owners and operators of treatment, storage, and disposal facilities, such as surface impoundments and landfills; design and operating requirements are also mandated. When the Company's remedial activities at any site involve the treatment, storage, or disposal of hazardous waste, the Company must adhere to the substantive requirements of these regulations. However, the Company is not required to obtain permits required by RCRA for the ownership or operation of a hazardous waste treatment, storage or disposal facility.

         Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("CERCLA" or the "Superfund Act"). The Superfund Act generally addresses the cleanup of inactive sites at which hazardous waste treatment, storage, or disposal has occurred. The Superfund Act imposes joint and several liability for costs of cleanup and damage to natural resources on any person who: then currently or at the time of disposal of a hazardous substance, owned or operated any facility at which hazardous substances were disposed of; by contract, agreement, or otherwise arranged for disposal or treatment, or arranged with a transporter for transportation of hazardous substances owned or possessed by such person for disposal or treatment; or accepted hazardous substances for transportation to disposal or treatment facilities or sites from which there is a release or threatened release. Among other things, the Superfund Act authorizes the federal government either to clean up these sites itself or to order persons responsible for the situation to do so. The Superfund Act created a fund to be used by the federal government to pay for the cleanup efforts. The federal government may seek reimbursement of funds spent for remedial activities from the potentially responsible parties ("PRPs"). At present, there are 1,238 Superfund sites and another 52 proposed to be added to the National Priority List requiring extensive monitoring and remediation work.

         Superfund Amendment and Reauthorization Act ("SARA"). In October 1986, SARA was enacted to impose more stringent cleanup standards and accelerated timetables. SARA authorized additional federal expenditures, and contains provisions which expand the EPA's enforcement power and are intended to encourage and facilitate settlements with PRPs. In 1990, Congress extended funding under the Superfund Act for an additional five-year period. Congress has extended funding through December, 1995. In connection with any current federal government budget negotiations, Congress may enact substantive changes to the Superfund Act. The Company expects that, if substantive changes are made to the Superfund Act, the revised act will contain less stringent standards of clean up but will be designed to force remediation efforts to take place more quickly. Further delays in creating or extending new legislation may result in lower growth in the engineering, consulting and private remediation market.

         The Company believes that, even without additional funding from the Superfund Act or SARA, commercial, industrial and government entities will continue to take action to resolve hazardous waste problems because of their need to comply with other statutory and regulatory requirements and to avoid liability to private parties.

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

         Federal Facilities Compliance Act. In 1992 Congress clarified that facilities owned and operated by the federal government, such as defense installations, must meet the standards imposed by environmental laws. The level of future activity at these sites is dependent on the portion of the federal budget allocated to these activities and on possible Congressional action to amend RCRA and CERCLA. It is uncertain what impact, if any, such Congressional action would have on the Company's remediation work.

         Other laws that the Company's operations are subject to, which protect the environment, include the Clean Air Act, Clean Water Act, Safe Drinking Water Act, and the Toxic Substances Control Act. Many states have also enacted statutes regulating the handling of hazardous substances, some of which are broader and more stringent than the federal laws and regulations, and the Company could be subject to liability under these statutes if it is responsible for the mishandling or release of hazardous substances.

COMPETITION

         As a result of the acquisitions of BCM and RES, the Company competes on a national basis with a large number of environmental service firms. These range in size from small local companies to large national firms, many of which have considerably greater resources than the Company. While the service capabilities of these competitors overlap with several of the service areas provided by the Company, few compete in all areas of the Company's markets. Factors influencing the Company's competitiveness are price, reputation for quality, the availability and skills of engineering, remediation and construction personnel, financial strength, knowledge of markets, site conditions and estimating abilities. Although the environmental business is highly competitive, particularly for competitively bid projects, the Company believes its experience and skill make it well positioned to compete effectively.

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

         The Company acts as prime contractor on most of the projects it undertakes. The Company accomplishes the majority of its projects with its own resources and subcontracts specialized activities such as transportation and disposal, drilling, electrical and mechanical work. As prime contractor, the Company is responsible for the performance of the entire contract, including subcontract work. While the Company can be subject to increased costs associated with the failure of one or more subcontractors to perform as anticipated, it does not expect that any such failure, based on its experience to date, will have a material adverse effect on the operations of the Company.

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

         In connection with its business, the Company often is required to provide various types of surety bonds guaranteeing its performance under certain public and private sector contracts. The Company's ability to obtain surety bonds depends upon its capitalization, working capital, past performance, management expertise and other factors. Surety companies consider such factors in light of the amount of surety bonds then outstanding for the Company and their current underwriting standards, which may change from time to time. The Company currently has bonding programs in place which it believes are sufficient for its needs. Although the Company has no assurance that future bonding will be available, it believes it will continue to meet its bonding requirements through a U.S. Treasury listed surety.

CLIENTS AND MARKETING

         The Company's marketing efforts have focused upon providing private industry clients with practical and effective solutions to their site contamination problems. The Company has recently broadened its marketing efforts to include selected public-sector projects, particularly for the Departments of Defense and Energy and the EPA. The Company has performed work at numerous major project sites nationwide, including 174 Superfund sites and numerous RCRA facilities. The Company has worked for a significant number of the Fortune 500 companies. The Company's clients include PRP groups, petroleum and chemical companies, electronics manufacturing firms, railroads, waste disposal firms, utilities, other industrial companies, and government agencies. The Company has a National Accounts Program to develop and establish comprehensive and long-term relationships between the management of clients and the Company. The Company's marketing strategy features and reinforces the Company's ability to deliver comprehensive and specialized technological services to meet the environmental needs of clients at every level. The Company markets its services from offices nationwide and augments its marketing staff with management and technical specialists.

         The Company generates its revenues from an existing account base as well as new clients developed during the year. While the Company receives a significant portion of its revenues from a relatively small number of clients, these customers are not necessarily the same each year. During the seven months ended September 30, 1995, no single client accounted for more than 10 percent of the Company's revenues for the period, other than the Company's Emergency and Spill Response work under ERCS contracts with the EPA.

BACKLOG

         As of September 30, 1995, the Company had a contract backlog of orders of approximately $125 million, of which the Company anticipates performing approximately $110 million in fiscal 1996. As of September 30, 1995, the value of unfunded or indefinite delivery order contracts ("IDO") was approximately $141 million and when combined with contract backlog totaled approximately $266 million. The ultimate value of the backlog is subject to change as the scope of work on projects changes. Customers often retain the right to change the scope of work with an appropriate increase or decrease in the contract price. At September 30, 1994, the Company had a contract backlog of orders of approximately $63 million. Additionally, there was approximately $5 million unfunded backlog at September 30, 1994 which was acquired with BCM.

EMPLOYEES

         As of September 30, 1995, the Company had approximately 1,250 full-time employees. Approximately 120 employees are represented by the International Organization of Masters, Mates and Pilots (IOMMP) and are employed under a collective bargaining agreement which extends through March 1, 1996.
The Company considers its relations with its employees to be good and has never had a work stoppage. The Company's ability to continue to retain and expand its staff of qualified engineers, scientists, and construction professionals will be an important factor in determining the Company's future success.

ITEM 2.  PROPERTIES

         The Company leases and, in some cases, owns office and warehouse space in various locations throughout the United States. Generally, space has been improved, as required, to fit the needs of the engineering, construction management and remediation services areas. With the acquisitions of BCM and RES in the third quarter of fiscal 1995 (as described in Note 2 of Notes to Consolidated Financial Statements), the Company has closed and/or combined certain offices to reduce its facilities costs. The Company will continue to combine or consolidate its facilities to achieve the best possible utilization. The following is a summary of the major office and warehouse facilities:


Plymouth Meeting, Pennsylvania (1)  . . . . . . . . . . . . . . . .       91,000 sq. ft.  Leased
Mobile, Alabama (2) . . . . . . . . . . . . . . . . . . . . . . . .       57,000 sq. ft.  Leased
Porter, Indiana . . . . . . . . . . . . . . . . . . . . . . . . . .       33,000 sq. ft.  Owned
New Orleans, Louisiana  . . . . . . . . . . . . . . . . . . . . . .       33,000 sq. ft.  Leased
Denver, Colorado (3)  . . . . . . . . . . . . . . . . . . . . . . .       33,000 sq. ft.  Leased
Alameda, California (4) . . . . . . . . . . . . . . . . . . . . . .       36,000 sq. ft.  Leased
Torrance, California  . . . . . . . . . . . . . . . . . . . . . . .       31,000 sq. ft.  Owned

                                  ___________

(1) 19,000 square feet are vacant and the Company intends to sublet the space.

(2) Four locations: approximately 5,000 square feet are vacant and the Company intends to sublet the space.

(3) Two locations: the Company intends to consolidate into one location and reduce total square footage.

(4)      Two primary locations: a Regional office and operations facilities.

         The Company also has offices in Panama City, Florida; Albuquerque, New Mexico; Pocono Summit and Pittsburgh, Pennsylvania; Merriam, Kansas; St. Louis, Missouri; Dallas and Houston, Texas; Jackson, Mississippi; Chicago, Illinois; Detroit, Michigan; Portland, Oregon; Bakersfield, Newport Beach, Pleasanton and Mountain View, California; Burlington, New Jersey; and Washington, D.C. The Company believes its office and warehouse space and the availability of space is adequate for its present needs.

         The Company's senior lender has been granted a security interest in substantially all assets of the Company and its consolidated subsidiaries.

ITEM 3.  LEGAL PROCEEDINGS

CANONIE ENVIRONMENTAL SERVICES CORP. VS.
NL INDUSTRIES, INC., ET AL. (THE "PRPS")

         The Company filed an action for breach of contract and rescission against seven PRPs in the Circuit Court, Multnomah County, Oregon in February 1995. The Company is pursuing recovery for amounts due as a result of the performance of services, including $1.3 million of accounts receivable and retainage, $2.5 million of unrecovered equipment investment, and other damages resulting in a total claim exceeding $8.5 million. Prior to the Company's claim, activity at the site had been suspended pending approval by the EPA of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which acknowledge significant differences in the waste at the site from those conditions specified in the EPA Record of Decision and in the initial Remedial Investigation performed by others at the site. The court action has been abated pending the arbitration before the American Arbitration Association demanded by the PRPs who are seeking reimbursement from the Company of approximately $18 million paid for work performed under the contract. The Company will vigorously defend its position and intends to aggressively pursue all amounts recoverable related to the performance at this site.

CINDRA BROWN, ET AL VS. RIEDEL ENVIRONMENTAL SERVICES, INC., ET AL.

         In November 1993, second amended complaints and initial complaints were filed in the Circuit Court, County of Jackson, Mississippi, which included RES along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involve approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine, released from an overturned tanker. Settlements by other defendants are pending. In the event proposed settlements are completed, eighty-seven plaintiffs' claims will be dismissed leaving one hundred thirty-two plaintiffs with claims remaining against RES, including the two wrongful death claims. The special damages of remaining plaintiffs are approximately $400,000, not including unstated general damages. RES will be entitled to a credit for payments made by settling defendants allocated against any remaining plaintiffs. The Company is vigorously defending the described litigation.

U-MAX ENGINEERING AND CONSTRUCTION CORP. VS.
STROUD TOWNSHIP BOARD OF SUPERVISORS, ET AL.

         The plaintiff construction company filed a claim for damages exceeding $3,000,000 against Stroud Township Board of Supervisors (the "Township") in the U.S. Federal District Court, Middle District of Pennsylvania based on improper specifications, delay damages and improper soil testing. The Township filed third party complaints against the soil testing laboratory and BCM. Upon completion of the trial in October 1995, the Court entered a judgment of $2,028,000 in favor of the plaintiff attributable in one-half equal shares against the Township and BCM. The plaintiff's action for recovery did not include any claim against BCM. BCM's counsel has filed motions for relief with the District Court based on error in the application of law and the rendering of a judgment which counsel feels subjects the decision to reversal on appeal. The Company intends to timely file an appeal to the Third Circuit Court of Appeals pending decision on motions for post trial relief filed with the trial court. The Company's uninsured exposure to this judgment is less than $300,000.

TRANSCONTINENTAL REALTY INVESTORS, INC. VS. MT. LAUREL ASSOCIATES, ET AL.

         A mortgage lender commenced this action against the Mt. Laurel Associates (the "Developer"), its legal counsel, architect and BCM in October 1990 in the Superior Court of New Jersey, Burlington County, New Jersey. The claims against BCM are for damages based on negligent misrepresentations in certifications allegedly made by BCM at the closing of an $8.5 million loan of compliance of the property with laws, ordinances and government requirements. The U.S. Corps of Engineers issued a letter requiring the Developer to cease and desist from certain activities on the property due to placement of fill material placed in regulated wetlands in violation of the Federal

Clean Water Act. The Developer's legal counsel and architect have been dismissed through an agreed settlement. BCM's scope of services excluded the obligation to assess and delineate the Developer's property with respect to federally regulated wetlands. BCM is vigorously defending this matter which is expected to be set for trial in the spring of 1996.

OTHER MATTERS

         The Company is also currently a party to other claims and litigation incidental to its business. Although no assurances can be given, management believes, based on its experience and after considering appropriate reserves that have been established, that the outcome of the litigation described above and other litigation will not have a material adverse effect on the future financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders during the last three months of the transition period.

         At the Company's 1995 Annual Meeting of Stockholders held on November 17, 1995, the stockholders ratified the issuance of the Convertible Senior Subordinated Note and the Senior Note to 399 Venture Partners, Inc. (see Note 8 of Notes to Consolidated Financial Statements).

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of September 30, 1995, the Company had more than 1,750 holders of record and beneficial holders of its Common Stock. The Company has not paid cash dividends on its Common Stock and is limited from doing so under the terms of its credit facilities. The Company anticipates that for the foreseeable future any earnings will be retained for use in its business, and no cash dividends will be paid on the Common Stock. Declaration of Common Stock dividends will remain within the discretion of the Company's Board of Directors and will depend upon the Company's growth, profitability, financial condition, lender covenants and other relevant factors.

         The Company's Common Stock is listed with the NASDAQ National Market System under the symbol "SMTH." The table below reflects the high and low bid and asked quotations for each of the Company's two fiscal quarters during the seven month period from March 1 to September 30, 1995 and the latest two fiscal years. The prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and do not necessarily represent actual transactions.

                                                                         YEARS ENDED FEBRUARY 28
                                   SEVEN MONTHS ENDED       ---------------------------------------------
                                 SEPTEMBER 30, 1995 (1)           1995                        1994
                                -----------------------     ------------------         ------------------
                                 High          Low          High         Low           High          Low
                                 ----          ---          ----         ---           ----          ---
       1st Quarter              6  5/8        5             4 5/8        2 3/4         5 1/4        3 3/4
       2nd Quarter              6  1/4        4 3/8         5 1/2        2 7/8         4 1/2        2 3/4
       3rd Quarter                                          7 5/8        5             4 1/4        2 7/8
       4th Quarter                                          7 1/4        5             5            2 3/4
       September 30, 1995       5  1/4        4 3/8

(1) Quarterly periods are consistent with fiscal years 1994 and 1995. A one-month period ended September 30, 1995 was added for the purposes of this report.

ITEM 6.  SELECTED FINANCIAL DATA

         The selected financial data shown below has been derived from the audited consolidated financial statements of the Company except for the unaudited results for the seven months ended September 30, 1994, which is shown for comparative purposes only. The balance sheet data is presented as of the end of the fiscal years shown. The information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes included elsewhere herein.

                          STATEMENT OF OPERATIONS DATA
                       (Thousands, except per share data)

                                           SEVEN MONTHS ENDED
                                              SEPTEMBER 30                        YEARS ENDED FEBRUARY 28,
                                           -----------------     ---------------------------------------------------------
                                             1995      1994        1995        1994        1993        1992        1991
                                                    (unaudited)
                                           -------- -----------  --------    --------    --------   --------     ---------
 Revenues  . . . . . . . . . . . . . .     $105,290  $ 43,771    $104,738     $59,461     $71,376    $65,807       $69,888
 Income (loss) from operations . . . .        2,831     1,573       4,021      (6,576)    (11,466)     2,546         2,565
 Net income (loss) . . . . . . . . . .          346     1,460       2,773      (9,999)     (9,923)       807         1,118
 Earnings (loss) per common and common
   equivalent share  . . . . . . . . .           --       .25         .44       (1.75)      (1.74)       .14           .20
 Weighted average number of common and
   common equivalent shares
   outstanding   . . . . . . . . . . .        5,964     5,782       5,866       5,701       5,701      5,701         5,701
 BALANCE SHEET DATA
 Working capital . . . . . . . . . . .     $ 15,410  $ 11,462    $ 11,092    $  3,283    $ 10,681   $ 19,837      $ 19,698
 Total assets  . . . . . . . . . . . .      114,008    70,295     100,554      33,524      43,331     47,197        46,317
 Long-term obligations and redeemable
   preferred stock   . . . . . . . . .       50,277    28,709      42,588          --          --         --            --
 Common stockholders' equity . . . . .       20,289    18,715      20,098      17,183      27,151     37,048        36,197

         See Note 2 of Notes to Consolidated Financial Statements regarding the acquisition of BCM which was recorded in the Company's Balance Sheet as of September 30, 1994. No operating results were included prior to this period.

         See Note 15 of Notes to Consolidated Financial Statements for a discussion of special items including contract cost overruns and claims, special charges, and write-offs of investments in fiscal 1993 and 1994.

         No cash dividends were paid on common shares for any period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the selected financial data, the consolidated financial statements and the notes to the consolidated financial statements of the Company included elsewhere herein.

                                                 SEVEN MONTHS ENDED
                                                   SEPTEMBER 30,                  YEARS ENDED FEBRUARY 28,
                                               ---------------------        -------------------------------------
                                                1995          1994           1995          1994           1993
                                                           (unaudited)
                                               ------      -----------      ------        ------          ------
 Revenues  . . . . . . . . . . . . . . . .     100.0%        100.0%         100.0%        100.0%          100.0%
 Cost of revenues  . . . . . . . . . . . .      87.3          86.8           85.9          94.2           100.7
                                               ------        ------         ------        ------          ------
 Gross profit  . . . . . . . . . . . . . .      12.7          13.2           14.1           5.8            (0.7)
 Selling, general, and administrative
   expenses  . . . . . . . . . . . . . . .       8.6           9.6            9.8           9.7             9.2
 Amortization of intangible assets, goodwill
   and deferred financing fees . . . . . .       1.0            --             .5            --              --
 Special items . . . . . . . . . . . . . .        .4            --             --           7.2             6.1
                                               ------        ------         ------        ------          ------
 Income (loss) from operations . . . . . .       2.7           3.6            3.8         (11.1)          (16.0)
 Interest expense  . . . . . . . . . . . .       2.1           0.1            1.2           0.7             0.2
                                               ------        ------         ------        ------          ------
 Income (loss) before income tax expense
   (benefit)   . . . . . . . . . . . . . .       0.6           3.5            2.6         (11.8)          (16.2)
 Income tax expense (benefit)  . . . . . .       0.1           0.8             .5           0.2            (3.6)
                                               ------        ------         ------        ------          ------
 Income (loss) before earnings (losses) of
 unconsolidated affiliates . . . . . . . .       0.5           2.7            2.1         (12.0)          (12.6)
 Share in earnings (losses) of unconsolidated
   affiliates  . . . . . . . . . . . . . .      (0.2)          0.6            0.5          (4.8)           (1.3)
                                               ------        ------         ------        ------          ------
 Net income (loss) . . . . . . . . . . . .      0.3%           3.3%           2.6%        (16.8)%         (13.9)%
                                               ======        ======         ======        ======          ======

GENERAL

         The Company provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services to clients throughout the United States, including various federal, state and local government agencies, with sites contaminated with hazardous materials. The timing of the Company's revenues is dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any quarter or full fiscal year.

         The Company's consolidated financial statements at September 30, 1995 include the results of operations for BCM and Riedel since their acquisition by the Company in September and November 1994, respectively. RESNA, from which certain assets and selected contracts for services were acquired by the Company, is also included beginning January 1, 1995. The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 to 50 percent.

         The seven month period from March 1, 1995 to September 30, 1995 is a transitional period in connection with the Company's adoption of a new fiscal year end. All references to fiscal 1995, 1994 and 1993 refer to the twelve month periods ended February 28, 1995, 1994 and 1993, respectively. Certain amounts in prior years have been reclassified to conform with the current period presentation.

SEVEN MONTHS ENDED SEPTEMBER 30, 1995 COMPARED WITH SEVEN MONTHS ENDED SEPTEMBER 30, 1994.

         Revenues for the seven months ended September 30, 1995 were $105.3 million, compared with $43.8 million for the same period in 1994, an increase of $61.5 million or 140 percent. This increase in revenues was primarily attributable to the acquisition of BCM, RES and RESNA in fiscal 1995. Revenues included in the consolidated financial statements for the seven months ended September 30, 1995, as a result of these acquisitions, were $79.9 million. Revenues for the seven months ended September 30, 1995 exclusive of revenues from acquisitions were $25.4 million, compared with $43.8 million for the corresponding period in 1994. This decrease of $18.4 million, or 42 percent, was primarily attributable to the completion of two major long-term remediation construction contracts before March 1, 1995.

         Gross profit for the seven months ended September 30, 1995 was $13.4 million compared with $5.8 million for the comparable seven months ended September 30, 1994, a 131 percent increase. Gross profit was 12.7 percent of revenues for the seven months ended September 30, 1995 compared with 13.2 percent of revenues for the seven months ended September 30, 1994. The decrease in gross profit as a percentage of revenues was primarily attributable to a lower level of work performed on remediation construction contracts during the seven month period ended September 30,1995 as compared to the corresponding period in 1994. Gross profit, exclusive of gross profit from acquisitions, was $2.3 million, compared with $5.8 million for the corresponding period in 1994. The decrease of $3.5 million relates primarily to the lower level of work performed during the seven months ended September 30, 1995. Gross profit as a percentage of revenues was 9.1 percent, exclusive of the operating results of the acquired companies, compared with 13.2 percent for the same period of 1994. The operating results of BCM, which generates a higher gross profit as a percentage of revenues on engineering services, are included in the seven months ended September 30, 1995 and offset the lower operating results from remediation construction contracts during that period. Included in revenues and cost of revenues for the seven months ended September 30, 1994 was $6.8 million of subcontracted work to STI, the Company's 50 percent owned subsidiary. Gross profit as a percentage of revenues for the seven months ended September 30, 1994 would have been 15.6 percent, exclusive of the subcontracted work to STI.

         Selling, general and administrative expenses (SG&A) were $9.1 million compared with $4.2 million for the same period in 1994, an increase of $4.9 million. The increase in SG&A is principally a result of additional administrative costs associated with acquisitions and increased marketing and legal expenses. SG&A as a percentage of revenues for the period was 8.6 percent compared with 9.6 percent for the same period in 1994 and reflects the benefits of consolidating administrative functions in connection with the acquisitions of BCM, RES and RESNA.

         Amortization of goodwill, intangible assets and deferred financing fees for the seven months ended September 30, 1995 were $1 million as a result of the acquisitions of BCM, RES and RESNA.

         Special items were $393,000 for the seven months ended September 30, 1995 and include severance and relocation costs in connection with office closings and consolidations.

         Net interest expense for the seven months ended September 30, 1995 was $2.2 million compared with $41,000 for the same period in 1994. The increase in interest expense is primarily due to increased bank borrowings and related debt in connection with acquisitions of BCM, RES and RESNA.

         The Company's share of losses in its unconsolidated affiliate, STI, for the seven months ended September 30, 1995 was $173,000, compared with earnings of $263,000 for the same period in 1994. STI performed two significant contracts during the seven months ended September 30, 1994 at a profit, but was not engaged in significant contract work for 1995 and incurred a loss. STI has identified several bidding opportunities and expects to be successful in securing contract work for fiscal 1996.

         In the seven months ended September 30, 1995, the Company provided $87,000 for state income taxes. No federal taxes were provided for the period. The effective tax rate of approximately 14 percent differs from the federal statutory rate of 35 percent as a result of state income taxes and utilization of net operating loss carryforwards. A valuation allowance has been recorded in both periods to reduce the deferred tax assets related to these carryforwards and other deferred tax assets to zero since the realization of such is not assured.

         Results of the transition period may not be indicative of future years as the Company's and its clients' businesses are subject to evolving regulations by the EPA and other federal, state and local environmental authorities. Changes in applicable regulatory standards or current regulatory policies, resulting in delays in project approvals or modified treatment standards, may impact environmental compliance and cleanup spending levels, especially with respect to discretionary cleanups by industrial companies. Accordingly, the Company's revenues from remediation projects may vary from year to year. The Company believes that, despite possible changes in regulatory policies and spending levels for both the public and private sectors, the Company will continue to gain market share as a result of the expanded service capabilities resulting from recent acquisitions.

1995 COMPARED WITH 1994

         Revenues for fiscal 1995 were $104.7 million which was $45.2 million or 76 percent, greater than fiscal 1994 revenues of $59.5 million. The increase in revenues was primarily attributable to the acquisition of BCM and RES in September and November 1994, respectively. Revenues of BCM and RES included in fiscal 1995 were approximately $24 million and $15 million, respectively. Revenues for fiscal 1995, exclusive of revenues attributable to the acquisitions referred to above, were $67.1 million, or 12.7 percent greater than fiscal 1994 revenues of $59.5 million. This increase in revenues was principally due to a higher volume of large remediation contracts performed during fiscal 1995.

         Gross profit for fiscal 1995 was $14.8 million, an $11.4 million increase from the $3.4 million reported in fiscal 1994. Gross profit as a percentage of revenues was 14.1 percent in fiscal 1995 compared with 5.8 percent in fiscal 1994. Included in fiscal 1995 and 1994 revenues and cost of revenues were $8.0 million and $4.6 million related to work subcontracted to STI, a 50 percent owned affiliate, in fiscal 1995 and 1994, respectively. Fiscal 1994 cost of revenues included approximately $2.3 million of additional costs attributable to changes in profit estimates related to construction projects substantially completed prior to fiscal 1994. Gross profit as a percentage of revenues for fiscal 1995 and fiscal 1994, exclusive of the subcontracted work to STI and additional costs, was 15.3 percent and 10.6 percent, respectively. The increase in gross profit in fiscal 1995 was primarily due to the inclusion of five months of the operating results of BCM, which as an engineering division generates higher gross profit margins, and a reduction in regional operations expenses. Gross profit, exclusive of operating results attributable to acquisitions, was $8.6 million in fiscal 1995, or 12.8 percent of revenues, compared with $3.4 million in fiscal 1994, or 5.8 percent of revenues. Fiscal 1994 gross profits were reduced by a charge of $2.3 million, or 3.9 percent of revenues, which was attributable to changes to profit estimates on remediation projects substantially completed prior to fiscal 1994. Without this charge, fiscal 1994 gross profits would have been $5.7 million, or 9.7 percent of revenues. The increase in gross profit as a percentage of revenues during 1995, as compared to 1994, of 3.1 percent resulted primarily from a reduction in indirect expenses due to the Company operating with three fewer regional offices.

         Selling, general and administrative expenses for fiscal 1995 were $10.3 million, a $4.5 million or 77.6 percent increase, compared with $5.8 million for fiscal 1994. SG&A expenses as a percentage of revenues were 9.8 percent in fiscal 1995 compared with 9.6 percent in fiscal 1994. The increase resulted primarily from the inclusion of five months of BCM and three months of RES and the related SG&A expenses, increases in incentive compensation expenses and increased administrative management costs. Amortization of goodwill, intangible assets and deferred financing fees were $510,000 in 1995 as a result of the acquisitions of BCM, RES and RESNA.

         In fiscal 1994, the Company recorded special items aggregating $4.3 million, primarily associated with management's focus on resolving ongoing operational issues. Included in the special items were $2.4 million of restructuring charges associated with office closures and severance costs aggregating $1.8 million and the write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000. The effect of the office closures and restructuring charges was to eliminate the costs of operating certain offices in fiscal 1995 and thereafter. These costs, primarily indirect costs classified in cost of revenues, aggregated $2.3 million in fiscal 1994. Since the offices were closed and staff reductions occurred in March and April of 1994, the first two months of the fiscal year, savings were realized immediately and for virtually all of fiscal 1995. Additionally in 1994, there were other special items which included an asset write-off resulting from the implementation of a new information system of approximately $440,000, a writedown of process equipment determined to have impaired value of approximately $490,000, and an accrual of costs associated with litigation of $1 million. Identifiable savings beyond 1995 can not be determined because of the change in size and complexity of the Company resulting from the recent acquisitions of BCM and RES. During 1995, the office closure and severance accrual was reduced by payments totaling $1.4 million. The remainder of the accrual will be paid as follows: 1996, $200,000; 1997, $100,000; and 1998 and 1999, $50,000 respectively.

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

         The Company had net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $4.5 million and $3.3 million, respectively, at February 28, 1995. If unused, the net operating loss will expire beginning in fiscal 2008. The capital loss carryforward, if unused, will expire beginning in fiscal 1999. Future tax benefits from the carryforwards will reduce income tax expense when realized. Due to a greater than 50 percent change in ownership of the Company within the past three fiscal years, use of the carryforwards to reduce future taxable income will be limited to approximately $900,000 annually. However, future recognition of these net operating loss and net capital loss carryforwards will occur only if the operations of the Company generate sufficient earnings before their respective expiration.

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

1994 COMPARED WITH 1993

         Revenues for fiscal 1994 were $59.5 million which was $11.9 million, or 17 percent, less than reported fiscal 1993 revenues of $71.4 million. Fiscal 1993 revenues were reported net of a $7.7 million write-off of claims recognized as revenues prior to fiscal 1993. Giving effect to this write-off, revenues actually declined $19.6 million in fiscal 1994 from fiscal 1993. The decrease in revenues was a result of lower private sector market demand, the absence of large dollar value excavation and transportation projects and increased selectivity in the bidding process during fiscal 1994.

         Gross profit for fiscal 1994 was $3.4 million, a $3.9 million improvement from the $498,000 gross loss in fiscal 1993. The gross loss in fiscal 1993 was caused primarily by the $7.7 million write-off of claims from prior periods mentioned above. Fiscal 1994 cost of revenues included approximately $2.3 million attributable to additional costs related to construction projects substantially completed prior to fiscal 1994. Also, included in fiscal 1994 revenues and cost of revenues were $4.6 million related to work subcontracted to STI. Gross profit as a percentage of revenues for fiscal 1994 and fiscal 1993, exclusive of the additional costs, subcontracted costs to STI and the write-off of claims relating to prior periods, was 10.6 percent and 9.2 percent, respectively.

         Selling, general and administrative expenses for fiscal 1994 were $5.8 million, a $800,000 or 12.8 percent decrease, compared with $6.6 million for fiscal 1993. The decrease resulted primarily from staff reductions, consolidation of and reduction in the size of offices and other reorganization actions as the Company attempted to "right size" its administrative operations. SG&A expenses as a percentage of revenues was 9.7 percent in fiscal 1994 compared with 9.2 percent in fiscal 1993. The percentage increase was primarily the result of the diminished revenue levels in fiscal 1994.

         In fiscal 1994, the Company, as mentioned above, recorded special items of $4.3 million associated with management's focus on resolving operational issues, such as new information systems, staff reductions and the closure of certain offices. In fiscal 1993, the Company also recorded special charges of $4.4 million consisting of a $2.6 million reduction in the carrying value of a trade note receivable, $1.6 million for severance, office consolidation and other costs associated with reorganization of administrative operations and $200,000 for the loss on the sale of a subsidiary.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal sources of funds are cash, cash flows generated from operations and available borrowings under the Company's credit facilities. Cash totaled $510,000 at September 30, 1995 compared with $2.3 million at February 28, 1995 and $2.8 million at September 30, 1994. The Company's working capital increased to $15.4 million at September 30, 1995 from $11 million at February 28, 1995 and $11.5 million at September 30, 1994. The increase in working capital is primarily a result of increases in billed and unbilled accounts receivable during the seven months ended September 30, 1995, partially offset by increases in accounts payable.

      At September 30, 1995, the Company had a $30 million credit facility under the LaSalle Loan Agreement, consisting of a $4.5 million term loan and a $25.5 million revolving line of credit, subject to limitations pursuant to the calculation of a defined borrowing base. The calculation of the borrowing base is, in large part, based on eligible accounts receivable, as defined in the LaSalle Loan Agreement, including a $4 million declining unbilled account subline, which was personally guaranteed by E. Brian Smith, Chairman, President and Chief Executive Officer of the Company. At September 30, 1995, $27 million of borrowing capacity was available to the Company against which the Company had outstanding borrowings of $25.4 million.

      On October 18, 1995 the Company executed a new $35 million senior credit facility with Chemical Bank and Bank of Tokyo. The new facility (the "Chemical Facility"), which replaced the LaSalle Loan Agreement, consists of a $6.5 million term loan and a $28.5 million revolving line of credit. The Chemical Facility provides for a $5 million unbilled account subline whereby unbilled receivables, subject to limitations, are included in the calculation of the expanded borrowing base. The personal guarantee by Mr. Smith, which was provided for the unbilled account subline in the LaSalle Loan Agreement, was terminated upon the execution of the Chemical Facility. Similar to the LaSalle Loan Agreement, the calculation of the borrowing base for the Chemical Facility is based on eligible accounts receivable, as defined in the credit agreement. As a result, changes in the borrowing base can occur due to the magnitude and timing of the Company's billings for services, which in turn are impacted by, among other things, contractual terms and seasonal considerations, the timing of collection of billed receivables, and other factors. On October 18, 1995, available borrowing capacity, under the Chemical Facility, was approximately $30 million as compared with the LaSalle Loan Agreement, under which $23 million of borrowing capacity was available.

      In connection with the LaSalle Loan Agreement, the Company was required to maintain a minimum average availability for the thirty day period preceding the payment of any dividends. The Company has made all quarterly dividend payments to the holders of its Redeemable Preferred Stock. During the thirty day period preceding the September 30, 1995 Redeemable Preferred Stock dividend payment, the Company did not meet the minimum average availability requirement. The Company advised its lender that it had not met this requirement and requested a waiver. A similar situation occurred prior to the June 30, 1995 Redeemable Preferred Stock dividend payment and the Company was granted a waiver. However, in view of the Company's refinancing under the Chemical Facility, the issue rendered itself moot.

      The Company's funding requirements arise primarily from its operating expenses and the debt service and acquisition related expenses incurred in fiscal 1995. Prior to fiscal 1995, the Company had met such requirements primarily with cash flows generated by operations and debt financing. During fiscal 1995, the Company substantially increased its size through the acquisition of BCM, RES, and certain assets of RESNA, and in the process, incurred long-term debt of approximately $31 million and issued $7.8 million of Redeemable Preferred Stock. At September 30, 1995, the Company's long term debt, including current maturities of $2.1 million, was $39.5 million, the components of which were outstanding borrowings under the LaSalle Loan Agreement of approximately $25.4 million, the $10 million Convertible Senior Subordinated Note, the $2 million Senior Note and $2.1 million of capital leases and other notes. As of December 12, 1995, the Company's indebtedness under the Chemical Facility was $6.3 million of term loans and $26.7 million of borrowings under the line of credit. The unused borrowing capacity, as of December 12 1995, under the Chemical Facility line of credit was $1.3 million.

      During the seven months ended September 30, 1995, management of the Company continued its focus on consolidating the acquired companies by resolving operational issues, taking actions to increase the efficiency of the Company's operations and improving the management of its working capital by implementing programs to accelerate the collection of its accounts receivables. Additionally, the Chemical Facility provides the Company additional borrowing capacity. Management of the Company believes that the above actions and the expanded credit facility enhances the Company's ability to fund its obligations in future periods. However, in the event the Company fails to improve the management of its working capital on a timely basis, its liquidity and financial position could be materially adversely impacted.

OTHER ITEMS AFFECTING OPERATING RESULTS

         With the acquisition of RES in November, 1994, the Company also generates a substantial portion of revenues under its Emergency Response Cleanup Services (ERCS) contracts for the EPA. The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising 6 states bordering the Great Lakes. The ERCS Zone 4A contract has been renewed through its final option year covering the period through February 1996. The ERCS Region 5 contract is renewable for one year periods through September 1997.

         On July 19, 1995, the Company was notified by Region 5 of the EPA of its intention to exercise a third option period of an Indefinite Delivery Order Contract to provide Emergency Response Services. The option period will run from September 29, 1995 through September 28, 1996. The maximum contract amount available for this region is approximately $19 million.

         Revenues from EPA contracts for the seven months ended September 30, 1995 were approximately $30 million. Annual revenues from EPA contracts for RES in the years prior to the Company's acquisition averaged approximately $35 million. The Company anticipates that it will continue to receive similar levels of revenues in fiscal 1996. The Company intends to actively seek the award of future EPA remedial action contracts, particularly the replacement contract for the ERCS Zone 4A.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements and supplementary data are indexed in Item 14 hereof and incorporated in this item by reference thereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

         The Company's Board of Directors is divided into three distinct classes. The directors in Class A, Class B and Class C named below have terms which expire in 1996, 1997 and 1998, respectively. The following table contains certain information regarding the directors.

                                DIRECTORS OF THE REGISTRANT                                                YEAR
                                                                                                           FIRST
                                                                                                          ELECTED
 NAME, AGE, OCCUPATION AND BUSINESS EXPERIENCE                                                            DIRECTOR
 ---------------------------------------------                                                            --------

                              DIRECTORS TO SERVE UNTIL ANNUAL MEETING IN 1996 (CLASS A)

 ARTHUR A. RIEDEL, 65    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1994
    Chairman of the Board and President of Riedel Resources, Inc. since 1979; Chairman of the Board of
    Columbia Western, Inc. 1986 to 1995; Chairman and Chief Executive Officer of Celtic Development,
    Inc.; Director of ESCO Corporation, Acordia/Northwest Co.

 BYRON LEE, JR., 66, (7), (9)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1986
    Retired as President and Chief Executive Officer of the Nuclear Management and Resources Council
    (NUMARAC), a nuclear power industry organization, in July 1992. Prior to May 1, 1987, served as
    Executive Vice President of Commonwealth Edison Company, an electric utility, for seven years.
    Director of Unicom Corporation (formerly known as Commonwealth Edison Company.)

 RICHARD M. CASHIN, JR., 42, (6), (10) . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1994
    Managing Director Citicorp Venture Capital, Ltd., a company that provides debt and equity financing to businesses in the U.S., from 1980 to present; Director, Levitz Furniture Co.; Tital Wheel
    International; Hoover Group; Autostyle Plastics; Coper-Vulcan; Delco Remy America; Freedom Forge;
    JAC Products.

                              DIRECTORS SERVING UNTIL ANNUAL MEETING IN 1997 (CLASS B)

 MELVIN H. CHIOGIOJI, PH.D., REAR ADMIRAL, U.S. NAVAL RESERVE (RET.), 56, (2), (6), (8)  . . . .            1994
    President of Intemco, Ltd., an independent power producing company, since June 1992, President of
    Mele Associates, Inc., a consulting services company and President of EFC, Inc. an automobile body repair business, since June 1980. Construction Manager and Deputy Director, Office of New
    Production Reactors, U.S. Department of Energy from June 1989 to January 1993. Commander, Second
    Naval Construction Brigade, Civil Engineer Corps., U.S. Naval Reserve from 1987 to 1993.

 ROBERT L. GUYETT, 58, (3), (6), (7) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1994
    Consultant to since May 1995, and formerly Senior Vice President and Chief Financial Officer of
    Engelhard Corporation, a specialty chemicals and precious metals management company, from
    September 1991. Senior Vice President, Chief Financial Officer and Director of Fluor Corporation,
    an international engineering and construction company, from 1987 to 1991. Director of Newport
    Corporation, a manufacturer of precision laboratory equipment, fiber optic and microscopy systems.

 MAJOR GENERAL HUGH G. ROBINSON (RET.), 63, (4), (6), (7)  . . . . . . . . . . . . . . . . . . .            1994
    Chairman and Chief Executive Officer of the Tetra Group, Inc., a construction management consulting company, since April 1989, and Senior Vice President of Grigsby Brandford & Co., Inc.,
    an investment banking firm, since October 1988. Director of A.H. Belo Corporation, Columbus Realty
    Trust, Texas Utilities Electric Company, Lomas Financial Corporation and Guaranty Federal Savings
    Bank. Director of Federal Reserve Bank of Dallas from 1985 to 1991 (Chairman 1991).




                              DIRECTORS SERVING UNTIL ANNUAL MEETING IN 1998 (CLASS C)

E. BRIAN SMITH, 57, (5), (8), (9) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1994
   Chairman and Chief Executive Officer of the Company since January 1994 and President of the Company since February 1995. Chairman, President and Chief Executive Officer of Smith
   Holding Corporation, a company formed by Mr. Smith to seek investments in environmental consulting and remediation firms, since August 1993. Consultant to International Technology
   Corporation ("IT"), a company engaged in environmental remediation and consulting, from
   July 1992 to August 1993. President and Chief Operating Officer of IT from 1988 to July
   1992.


REAR ADMIRAL JOHN PAUL JONES, JR. (RET.), 63, (1), (7), (8) . . . . . . . . . . . . . . . . . .         1994
   Independent Consultant since 1988. Retired as Chief of Navy Civil Engineers and
   Commander, Naval Facilities Engineering Command in September 1987.

                                  ___________

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

(6)   Member of the Audit and Finance Committee.

(7)   Member of the Compensation Committee.

(8)   Member of the Nominating and Insurance Committee.

(9) Mr. Byron Lee, Jr. resigned his position as a Class C director effective as of the 1995 Annual Meeting of Stockholders held on November 17, 1995. Mr. E. Brian Smith was elected as a Class C director to fill the vacancy created by the resignation of Mr. Lee. Upon his election to the Class C director's position, Mr. Smith resigned his Class A directorship, and the Board of Directors appointed Mr. Lee to complete the remaining one-year term of the Class A directorship vacated by Mr. Smith.

(10)  Mr. Cashin resigned as a Class A director effective November 16, 1995.

EXECUTIVE OFFICERS

         The following table contains certain information regarding the Company's executive officers. Each of the executive officers of the Company serves at the pleasure of the Board.

                      EXECUTIVE OFFICERS OF THE REGISTRANT


NAME                             AGE    POSITION WITH COMPANY
----                             ---    ---------------------
E. Brian Smith  . . . .          57     Chairman, President and Chief Executive Officer
William T. Campbell . .          46     Vice President - Finance
C. Robert Conner  . . .          40     Vice President - Engineering and Consulting Services
Anthony J. Dury . . . .          57     Vice President - Chief Administrative Officer
Frank J. Loscavio*  . .          45     Vice President - Construction and Remediation Services
Wilfrid D. Nelson . . .          54     Vice President - General Counsel and Secretary
John W. Poling  . . . .          50     Vice President - Treasurer and Assistant Secretary
Daniel M. Rice* . . . .          41     Vice President - Controller
Richard A. Zartler* . .          54     Vice President - Construction and Remediation Services

-----------

* Mr. Loscavio was selected to replace Mr. Zartler, who retired, as Vice President - Construction and Remediation Services, effective June 19, 1995. Mr. Rice resigned as Vice President-Controller effective December 12, 1995.

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

         William T. Campbell, C.P.A., has served as Vice President - Finance since February 1995. He joined the Company as Vice President - Controller in March 1994. From 1984 to 1994, Mr. Campbell served various positions at International Technology Corporation, including Vice President - Government Contract Compliance from April 1992 to March 1994, Vice President - Controller from April 1990 to April 1992, and Operations Controller from March 1989 to April 1990. Mr. Campbell received a B.S. in Accounting from Pennsylvania State University.

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


         Frank J. Loscavio is Vice President - Construction and Remediation Services. He joined the Company in June 1995. From 1992 until May 1995, Mr. Loscavio served as Vice President of Kenetech Corporation, CNF Constructors. Mr. Loscavio served as President of Brinderson Corporation, a national general construction firm, from 1987 through 1991. Mr. Loscavio has a degree in Mechanical Engineering from the State University of New York.

         Wilfrid D. Nelson is Vice President - General Counsel and Secretary. He joined the Company in October 1993 as General Counsel and Secretary. Prior to joining the Company, he served as Vice President and General Counsel/Risk Manager of American NuKem Corporation and its subsidiary ENSR Corporation from April 1988 to October 1993 and as an Assistant General Counsel of Brown & Root, Inc. from 1976 to 1988. Mr. Nelson, a member of the Texas and Washington Bar Associations, holds an undergraduate degree in Commerce/Accounting from Kansas State University and is a graduate of the University of Texas School of Law.

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

         Daniel M. Rice, C.P.A., joined the Company in February 1995, and serves as Vice President - Controller. From 1988 to 1995, Mr. Rice was an independent financial consultant servicing clients in several industries. Most recently he was a consultant to BCM Engineers Inc. from March 1994 until joining the Company. Mr. Rice holds a B.S. in Accounting from LaSalle University in Philadelphia and is a member of the Pennsylvania Institute of Certified Public Accountants. Mr. Rice resigned effective December 12, 1995.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires certain persons, including the Company's directors and executive officers, to file reports with the Securities and Exchange Commission regarding beneficial ownership of certain equity securities of the Company. All required reports were timely filed.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth certain information with respect to the compensation of the Company's Chief Executive Officer and the four other most highly compensated executive officers during the seven months ended September 30, 1995 and the three preceding fiscal years. (1)

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM COMPENSATION
                                                      ANNUAL COMPENSATION                       AWARDS
                                                  ---------------------------       -------------------------------
                                                                                     RESTRICTED         SECURITIES     ALL OTHER
                                                                                       STOCK            UNDERLYING       COMPEN-
 NAME AND PRINCIPAL POSITION            YEAR        SALARY            BONUS           AWARDS           OPTIONS/SARS      SATION
 ---------------------------------    --------    ---------         ---------       ----------         ------------     --------
 E.  Brian Smith . . . . . . . .      1995T(2)     $184,782          $ 38,000(5)            --           150,000        $ 38,500(4)
 Chairman, Chief Executive Officer    1995          250,704           115,000               --                --              --
 and President                        1994           23,077(3)             --               --                --              --
                                      1993               --                --               --                --              --

 C. Robert Conner  . . . . . . .      1995T(2)     $ 96,923                --               --                --              --
 Vice President - Engineering         1995           32,000(6)             --               --           120,000              --
 Services Division                    1994               --                --               --                --              --
                                      1993               --                --               --                --              --

 Anthony J. Dury . . . . . . . .      1995T(2)     $ 89,295           $16,200(5)      $300,000(8)          5,000              --
 Vice President - Chief               1995          136,873                --               --                --              --
 Administrative                       1994           12,981(7)             --               --            30,000              --
 Officer                              1993               --                --               --                --              --

 William T. Campbell . . . . . .      1995T(2)     $ 85,720           $14,000(5)      $150,000(10)         5,000              --
 Vice President - Finance and         1995          118,127(9)             --               --            25,000              --
 Assistant Secretary                  1994               --                --               --                --              --
                                      1993               --                --               --                --              --

 Richard A. Zartler  . . . . . .      1995T(2)     $ 84,458           $20,000(5)            --            17,500              --
 Vice President - Construction and    1995          202,016                --               --                --              --
 Remediation Division (11)            1994          200,000                --               --                --              --
                                      1993            9,231(12)        65,000(13)           --            75,000              --


(1) The column showing Other Annual Compensation has been omitted because, during the periods covered, no named executive officer received any other annual compensation. The column showing Long Term Incentive Plan Payouts has been omitted because, as of September 30, 1995, the Company had no long term incentive plans (as defined in item 402 of Regulation S-K) under which compensation can be earned.

(2) Reflects the seven month transition period commencing March 1, 1995 to September 30, 1995.

(3) Reflects Mr. Smith's salary for the period from January 1, 1994 through February 28, 1994.

(4) The Company reimburses the premium cost of a term life insurance policy on the life of E. Brian Smith.

(5)  Reflects incentive bonus paid for services rendered in fiscal 1995.

(6) Reflects Mr. Conner's salary for the period December 26, 1994 through February 28, 1995.

(7) Reflects Mr. Dury's salary for the period from January 24, 1994 through February 28, 1994.

(8) Reflects the market value of 60,000 shares of restricted stock granted on August 10, 1995. The restricted stock vests equally over a period of seven years.

(9) Reflects Mr. Campbell's salary for the period from March 7, 1994 through February 28, 1995.

(10) Reflects the market value of 30,000 shares of restricted stock granted on August 10, 1995. The restricted stock vests equally over a period of seven years.

(11) Mr. Zartler served as President and Chief Executive Officer of the Company from January 29, 1993 through December 31, 1993 and as President from January 29, 1993 until his retirement on June 9, 1995.

(12) Reflects Mr. Zartler's salary for the period from January 29, 1993 through February 28, 1993.

(13) Represents a signing bonus paid to Mr. Zartler as an incentive to join the Company.

TABLE OF OPTION GRANTS DURING TRANSITION PERIOD FROM MARCH 1 THROUGH SEPTEMBER 30, 1995

         The following table sets forth, as to the Chief Executive Officer and the four most highly compensated other executive officers of the Company, information with respect to stock option grants during the seven months ended September 30, 1995 and the hypothetical values of such options. The Company has not granted any stock appreciation rights.

                  OPTION/SAR GRANTS IN THE TRANSITION PERIOD


                                                         INDIVIDUAL GRANTS
                                ---------------------------------------------------------------       ----------
                                  NUMBER OF        % OF TOTAL
                                 SECURITIES       OPTIONS/SARS                                         GRANT
                                 UNDERLYING        GRANTED TO       EXERCISE OR                        DATE
                                OPTIONS/SARS      EMPLOYEES IN      BASE PRICE       EXPIRATION       PRESENT
      NAME                       GRANTED (1)         PERIOD           ($/SH)            DATE          VALUE (2)
      ----                      ------------      ------------      -----------      ----------       ---------
      E. Brian Smith  . . .         150,000(3)        42.6%        $   5.750       April 10, 2005     $600,000
      C. Robert Conner  . . .            --             --                --              --               --
      Anthony J. Dury . . . .         5,000            1.4             6.375        March 1, 2005       26,650
      William T. Campbell . .         5,000            1.4             6.375        March 1, 2005       23,650
      Richard A. Zartler  . .        17,500            5.0             6.375        March 1, 2005       82,775

(1)      These grants were made pursuant to the 1994 Stock Incentive Plan.

(2) This calculation is based on the Black - Scholes Option Pricing Model adapted for use in valuing stock options. The actual value, if any, an executive officer may realize ultimately depends on the market value of the Common Stock at a future date. There is no assurance that the value realized by an executive will be at or near the value estimated by the Black - Scholes Model. The Black-Scholes Option Pricing Model calculates the present value of option grants as measured at the date of each grant. All options were granted at fair market value. The estimated values under that model are based on the assumptions described below.

GRANT DATE                           APRIL 10, 1995            MARCH 1, 1995
--------------------------           --------------            -------------
Stock Price on Grant Date               $  5.750                   $  6.375

Exercise Price                          $  5.750                   $  6.375

Expected Option Term                    10 years                   10 years

Risk-Free Interest Rate                    7.24%                      7.07%

Stock Price Volatility(a)                  56.0%                      56.0%

Dividend Yield                              0.0%                       0.0%

(a) The stock price volatility has been calculated using an average of quarterly and monthly stock price data over a 5 year period, from March 31, 1990 through March 31, 1995.

(3) Granted under the Company's 1994 Stock Incentive Plan, these options vest in three equal increments of 50,000 shares each upon the Company's common stock achieving and maintaining for 59 consecutive trading days an average closing price of $7.75 per share, $9.75 per share and $11.75 per share, respectively. Any options not otherwise vested shall vest on the sixth anniversary of the grant or upon a change in control as defined in the 1994 Employee Stock Incentive Plan.

TABLE OF OPTION EXERCISES IN TRANSITION PERIOD AND OPTION VALUES AT END OF TRANSITION PERIOD

         The following table sets forth, as to the Chief Executive Officer and the four most highly compensated other executive officers of the Company, information concerning exercised and unexercised options held as of September 30, 1995. The Company has not granted any stock appreciation rights.

            AGGREGATED OPTION/SAR EXERCISES IN TRANSITION PERIOD AND
                 OPTION/SAR VALUES AT END OF TRANSITION PERIOD


                                                           NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS/
                            SHARES                    OPTIONS/SARS AT SEPTEMBER 30, 1995  SARS AT SEPTEMBER 30, 1995(1)
                           ACQUIRED          VALUE    ----------------------------------  -----------------------------
NAME                      ON EXERCISE      REALIZED      EXERCISABLE   UNEXERCISABLE      EXERCISABLE    UNEXERCISABLE
------------------        -----------      --------      -----------   -------------      -----------    -------------
E. Brian Smith                 --             --             --         150,000                    --                --
C. Robert Conner               --             --             --         120,000                    --                --
Anthony J. Dury                --             --         10,000          25,000              $ 16,625          $ 31,250
William T. Campbell            --             --          6,250          23,750                 2,734             8,203
Richard A. Zartler         32,244(2)   $ 129,375             --              --                    --                --

(1) The value of unexercised in-the-money options at September 30, 1995 is calculated by subtracting the total exercise price from the market value of the underlying securities as of September 30, 1995 (closing bid price of $4.9375).

(2) Mr. Zartler exercised options for 75,000 shares on June 1, 1995 by transferring to the Company 7,000 shares of common stock previously held and a certain number of option shares in consideration for the issuance of 32,244 shares of common stock.

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

         Prior to January 28, 1994, in addition to payments under a cash compensation plan, each member of the Board of Directors who was not an employee of the Company or an individual designated to serve on the Board of Directors by W.R. Grace & Co. was entitled under the Company's 1992 Non-employee Director Stock Option Plan to receive an option for 6,000 shares of common stock upon his initial election to the Board of Directors. Each of Messrs. Lee, Chiogioji, Guyett, Jones, and Robinson received such grants upon their election to the Board of Directors. The options issued to Messrs. Lee, Chiogioji, Guyett, Jones and Robinson are exercisable at a rate not exceeding 2,000 shares for each year, commencing one year after the date of grant of the option at an exercise price equal to 100% of the fair market value of the underlying common stock on the date of the grant. Options granted under the 1992 Non-employee Director Stock Option Plan expire five years after the grant. The 1992 plan remains in effect only to the extent of any unexercised options granted under that plan.

         In replacement of the former cash compensation plan and the 1992 Non-employee Director Stock Option Plan, the new 1994 Non-employee Director Stock Option Plan provides that each non-employee director will receive an initial option for 12,000 shares of common stock and an additional annual option for 5,000 shares of common stock on each anniversary of his election to the Board of Directors so long as he remains a non-employee director. The exercise price of the options is equal to 100% of the fair market value of the underlying common stock on date of the grant. The term of the stock options is ten years. The initial options will vest in equal annual increments over three years and each annual option will vest after one year. The non-employee directors (Messrs. Chiogioji, Guyett, Jones, Lee, Robinson, Cashin and Riedel) were granted their initial 12,000 share options. Options to non- employee directors have been granted during fiscal year 1995 pursuant to the terms of the plan.

         On November 17, 1995, the Board of Directors approved a change in the non-employee Director Compensation Program to provide a fee of $750 for attendance at regularly scheduled meetings. The fees will be paid semiannually in stock or stock options in accordance with each director's annual election. Payment in the form of vested stock options will be valued on a Black-Scholes valuation as of the grant date. Payments in the form of stock will be valued based on the closing price of the stock on the grant date.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL
ARRANGEMENTS

         Prior to his retirement on June 9, 1995, Mr. Richard A. Zartler was employed by the Company pursuant to an Employment Agreement dated effective January 1, 1994. The Employment Agreement was for a term of one year and continuing thereafter subject to termination by the employee or employer. The agreement provided for a minimum base annual salary of $200,000, and for severance benefits, equal to twelve months base salary, in the event of termination for a reason other than for "Cause," as that term was defined in the Employment Agreement, or in the event Mr. Zartler was asked to relocate or assume lesser duties. The Employment Agreement contained provisions for a limited period of non-solicitation and non-disclosure of confidential information following termination of employment. As a result of Mr. Zartler's retirement, the Employment Agreement was terminated as of June 9, 1995.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors is currently composed of four non-employee directors who are not former employees of the Company. The Committee reviews management compensation levels, administers the Company's short and long-term incentive plans, evaluates management performance, and considers management succession and related matters. The Committee retained an outside advisor to conduct an independent review of the Company's compensation programs and to advise the Committee on executive compensation matters.

         This report describes the Company's compensation philosophy and programs and the compensation actions for the seven months ended September 30, 1995 with respect to officers.

COMPENSATION PROGRAM PHILOSOPHY AND OBJECTIVES

         As a result of the independent review of the compensation programs, the Compensation Committee adopted a compensation philosophy with related policies, plans, and programs which are designed to attract, retain, and motivate key management and to align the financial interests of the Company's management with those of stockholders. The management compensation programs are designed to provide:

         - competitive levels of base salary that are competitive with environmental service companies and general industry;

         - competitive total annual cash compensation which is comprised of base salary and annual incentive compensation that relates directly to the financial performance of the Company; and

         - longer-term incentive compensation that directs management's efforts to building stockholder value through attainment of longer-term financial and strategic goals.

         It is the intent of the Company to qualify compensation paid to the named executive officers under the incentive compensation plans according to the provisions of Section 162m of the Internal Revenue Code of 1986, as amended (the "Code") (the $1 million limitation), where appropriate.

         Base salaries generally have been set at competitive levels and reflect individual contributions to Company performance. However, greater reliance has been placed on annual and long-term incentives which are highly variable and closely tied to Company, business unit and individual performance. It is intended that a substantial portion of an executive officer's compensation is "at risk" under the annual and long-term incentive plans.

         The Company's reference to the Compensation Comparison Group includes the companies listed in the Peer Group Index, as set forth below in "Comparison of Total Shareholder Return," as well as more than 50 other environmental services companies, and general industry companies, data with respect to which was derived from various compensation survey sources.

         The Company attempts to achieve an appropriate balance among the various elements of compensation, relative to the performance of the Company. Each element is discussed in greater detail below.

BASE SALARY

         The Company has established a base salary program that is consistent with competitive practice. Base salary levels for management are set at approximately the median of the Compensation Comparison Group and are intended to reflect individual performance and the Company's overall financial performance.

         No salary increases were granted to officers of the Company during the transition period other than to Mr. Conner. His salary was increased to $200,000, effective August 21, 1995, to reflect increased responsibilities and competitive pay practices.

ANNUAL INCENTIVE COMPENSATION

         The Annual Incentive Compensation Plan, as approved by the Committee, is designed to reward management and all other employees on an annual or other basis contingent on achievement of Company and business unit objectives, and individual performance. A special incentive plan was adopted for the period ended September 30, 1995 that encompasses all employees. Each eligible employee's incentive award is expressed as a percentage of the individual's base salary at the beginning of each fiscal year or a fixed dollar amount. Incentive award targets vary for each employee level and generally reflect competitive practices at similar size companies. The incentive award targets equate to the Company's annual objectives. The target incentive is leveraged and, predicated on Company, business unit and individual performance, actual incentive awards can range from 0% to approximately 200% of the target incentive. Those employees with greater influence on stockholder value have greater amounts of compensation "at risk."

         Company objectives are measured by the following performance criteria: pre-tax and net income, operating margins, revenue growth and cash flow. The Committee believes that these performance measures correlate with share price over a period of time. Company objectives are expressed in specific financial targets that are established as part of the annual budgeting process which takes into account the Company's prior year performance and the performance of the Compensation Comparison Group (excluding the general industry companies).

         An incentive compensation fund is generated as a percentage of pre-tax, pre-bonus profit. The distribution of incentive awards from the incentive fund is determined by the Committee's assessment of Company, business unit, and individual performance in relation to preestablished objectives.

         As a result of the Company's financial performance for the seven months ended September 30, 1995, no incentive bonus payments were paid to the named executives or other officers of the Company under the special incentive plan implemented during the transition period. Incentive payments were made to certain non-management employees of the Company under the gainsharing element of the incentive plan. Special incentive awards totaling $31,100 were paid to four non-executive officers of the Company to reflect their extraordinary contributions to the Company.

TOTAL ANNUAL CASH COMPENSATION (BASE SALARY PLUS BONUS)

         When the Company's annual objectives and targets are achieved, total annual cash compensation is set at the 50th percentile of competitive compensation at the Compensation Comparison Group. To provide further motivation to management to excel, the total amount of cash compensation can reach the top quartile of competitive pay levels if business results significantly exceed Company objectives.

LONG-TERM COMPENSATION PROGRAM

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

         During the seven months ended September 30, 1995, the Committee issued stock option and restricted stock awards to selected key employees of the Company in consideration of their individual performance and to encourage a long term employment commitment with the Company.

COMPENSATION ACTIONS FOR THE CHIEF EXECUTIVE OFFICER

         Effective January 1, 1994, the Company elected E. Brian Smith Chairman and Chief Executive Officer and Mr. Zartler, formerly the Chief Executive Officer and President, President. In February, 1995, the Company elected Mr. Smith President.

         Mr. Smith's base salary was set at $280,000 for the fiscal year ended February 28, 1995 which approximates the 50th percentile of salaries for Chief Executive Officers at similar environmental services and general industry companies. On February 23, 1995, Mr. Smith's base salary was increased to $300,000 per annum effective March 1, 1995. The salary increase reflected the Company's growth and improved financial results for the fiscal year ended February 28. 1995 and competitive base salary levels at the 50th percentile for Chief Executive Officers of the Compensation Comparison Group.

         The Chief Executive Officer participates in the Company's Annual Incentive Compensation Plan. During fiscal year 1995, the Compensation Committee approved selected financial (earnings based) and nonfinancial performance goals for the Chief Executive Officer focusing on growth through acquisition and improvement in shareholder value. An incentive cash bonus and stock option award were established contingent upon achievement of the performance goals. A cash incentive bonus of $115,000 was earned by Mr. Smith in connection with the successful completion of two major acquisitions and an additional cash incentive bonus of $38,000 was earned on the basis of achievement of certain preestablished financial and nonfinancial goals for the fiscal year ended February 28, 1995. Mr. Smith was granted an option for 150,000 shares of stock under the Company's 1994 Employee Stock Incentive Plan. These options vest in three equal increments of 50,000 shares each upon the Company's common stock achieving and maintaining for 59 consecutive trading days an average closing price of $7.75 per share, 9.75 per share and $11.75 per share, respectively. Any options otherwise vested shall vest on the sixth anniversary of the grant or upon a change in control as defined in the 1994 Stock Incentive Plan.

         For the seven months ended September 30, 1995 the Compensation Committee approved selected financial (earnings based) and nonfinancial performance goals for the Chief Executive Officer focusing on growth internally and externally through acquisitions. An incentive bonus award of up to 60 percent and 67 percent of base salary respectively, could be earned by the Chief Executive Officer for achievement of specific financial and nonfinancial goals and growth through acquisition goals. No incentive awards were earned by the Chief Executive Officer for the transition period.

                               COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

                               Hugh G. Robinson, Chairman
                               Robert L. Guyett
                               John Paul Jones, Jr.
                               Byron Lee, Jr.

COMPARISON OF TOTAL STOCKHOLDER RETURN

         The following performance graph compares the market performance of the Company's common stock over a five year period, beginning February 28, 1990 and ended September 30, 1995, to the NASDAQ Stock Market Value Index and the Company's Peer Group Index. The graph assumes that the value of the investment in the Company's common stock and each index was $100 at September 30, 1990 and that all dividends were reinvested.




 A) VALUE OF $100 INVESTED      2/28/90      2/28/91      2/28/92      2/26/93       2/28/94      2/28/95      9/30/95
                                -------      -------      -------      -------       -------      -------      -------
 Nasdaq Stock Market Index        $100       $110.15      $157.20      $167.25       $196.79      $200.05      $269.46
 (US Companies)  . . . . .
 Smith Environmental                NA        (25.93)%     (12.49)%     (45.71)%       (2.36)%      45.52 %     (26.86)%
 Technologies  . . . . . .
 Self-Determined Peer Group       $100       $137.70      $119.80      $104.50        $94.42       $75.44       $72.00
 Smith Environmental              $100        $74.07       $64.82       $35.19        $34.36       $50.00       $36.57
 Technologies  . . . . . .
 B) ANNUALIZED RETURN           2/28/90      2/28/91      2/28/92      2/26/93       2/28/94      2/28/95      9/30/95
                                -------      -------      -------      -------       -------      -------      -------
 Nasdaq Stock Market Index          NA         10.15 %      42.71 %       6.39 %       17.66 %       1.66 %      34.70%
 (US Companies)  . . . . .
 Self-Determined Peer Group         NA         37.70 %     (12.99)%     (12.77)%       (9.64)%     (20.10)%      (4.56)%
 Smith Environmental                NA        (25.93)%     (12.49)%     (45.71)%       (2.36)%      45.52 %     (26.86)%
 Technologies  . . . . . .

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

         During 1994, two of the companies were deleted from the index. Geraghty & Miller, Inc. merged with Heidemij N.V., and is no longer a publicly-traded company. The major assets of Riedel Environmental Technologies, Inc. were acquired by the Company as of December 1, 1994. Riedel Environmental Technologies, Inc. is no longer a publicly-traded company. Accordingly, the 1995 Index excludes these two companies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following tables set forth information as of December 12, 1995 with respect to each person who is known to the Company to be the beneficial owner of more than five percent of the Company's common stock. Except as otherwise indicated, such persons have sole voting and investment power with respect to the shares indicated below.


 NAME AND ADDRESS OF BENEFICIAL HOLDER                                             NUMBER OF SHARES        PERCENT OF
 -------------------------------------                                             ----------------        ----------
                                                                                   OWNED BENEFICIALLY        CLASS
                                                                                   ------------------      ----------
 Smith Holding Corporation . . . . . . . . . . . . . . . . . . . . . . . . . .          2,653,720(1)           45.30%
    51 Montecito Drive
    Corona Del Mar, CA 92625
 Dimensional Fund Advisors Inc.  . . . . . . . . . . . . . . . . . . . . . . .            389,300(2)            6.65%
    1299 Ocean Avenue, 11th Floor
    Santa Monica, CA 90401
 J.J. Cramer & Co. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            520,100(3)            8.88%
    56 Beaver Street, Suite 701
    New York, NY 10004
 399 Venture Partners, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . .          3,714,430(4)           38.80%
    399 Park Avenue
    New York, NY 10043
 E. Brian Smith  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,653,720(5)           45.30%
    51 Montecito Drive
    Corona Del Mar, CA 92625
                                                     -----------

(1)      Based upon information contained in a Form 3, dated January 5, 1994.

(2) Based upon information obtained from Dimensional Fund Advisors, Inc., as of September 30, 1995.

(3) Based upon information contained in amendment number 4 to Schedule 13D, dated February 6, 1995.

(4) This number reflects shares represented by the conversion rights of the Convertible Senior Subordinated Note and the Senior Note, including 371,443 shares represented by portions of the senior notes distributed to individual investors in 399 Venture Partners, Inc., one of whom was a director of the Company. Percent of class is calculated assuming the notes were converted to common shares.

(5) These shares are owned of record and included in the shares reported by Smith Holding Corporation, which has sole power over voting and disposition thereof. E. Brian Smith is the Chairman, President and Chief Executive Officer and holds majority ownership of Smith Holding Corporation.

SECURITY OWNERSHIP OF MANAGEMENT AND DIRECTORS

         The following table sets forth information as of December 12, 1995 with respect to the ownership of the Company's common stock by (i) each director, (ii) the Company's Chief Executive Officer and the four other most highly compensated executive officers, and (iii) all executive officers and directors as a group. Except as otherwise indicated, such persons have sole voting and investment power with respect to the shares indicated below.


                                                                                 NUMBER OF SHARES        PERCENT OF
                                                                                       OWNED             OUTSTANDING
 NAME                                                                              BENEFICIALLY            SHARES
 ----                                                                            ---------------         -----------
 John Paul Jones, Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,000(4)             *
 E. Brian Smith  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       2,653,720(2)          45.30%
 Melvin H. Chiogioji . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,000(4)             *
 Robert L. Guyett  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          28,000(4)             *
 Hugh G. Robinson  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          13,000(4)             *
 Byron Lee, Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,200(1)             *
 Arthur A. Riedel  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,000(5)             *
 Richard M. Cashin, Jr.  . . . . . . . . . . . . . . . . . . . . . . . . . . .         129,880(3)           2.22%
 C. Robert Conner  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --                *
 Anthony J. Dury . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          20,000(6)             *
 William T. Campbell . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           6,250(6)             *
 Richard A. Zartler  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             244(7)             *
 All executive officers and directors as a group . . . . . . . . . . . . . . .       2,911,304(8)          49.70%
                               -----------------

*   Less than one percent.

(1) Includes 6,000 shares for which Mr. Lee holds an option granted under the 1992 Non-employee Directors Stock Option Plan and options for 9,000 shares granted under the 1994 Non-employee Directors Stock Option Plan exercisable within 60 days.

(2) These shares are owned of record by Smith Holding Corporation, which has sole power over voting and disposition thereof. E. Brian Smith is the Chairman, President and Chief Executive Officer and holds majority ownership of Smith Holding Corporation.

(3) Includes shares subject to issuance based upon the conversion rights of the Convertible Senior Subordinated Note and the Convertible Senior
         Note issued by the Company to 399 Venture Partners, Inc. in November 1994. Mr. Cashin resigned his position as a director of the Company on November 16, 1995.

(4) Includes options for 4,000 shares granted under the 1992 Non-Employee Directors Stock Option Plan and options for 9,000 shares granted under the 1994 Non-Employee Directors Stock Option Plan exercisable within 60 days.

(5) Includes options for 4,000 shares granted under the 1994 Non-Employee Directors Stock Option Plan.

(6) Includes options for shares subject to acquisition within 60 days held by Messrs. Dury and Campbell for 20,000 and 6,250 shares, respectively.

(7)      Mr. Zartler retired on June 9, 1995.

(8) Includes 109,750 options to acquire shares vested, or which will vest, within 60 days and 129,880 shares represented by conversion rights granted to 399 Venture Partners, Inc., which are attributable to a director of the Company, and included in the shares reported by 399 Venture Partners, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

LOANS TO EXECUTIVE OFFICERS

         The Company loaned E. Brian Smith the principal amount of $95,000, as of June 20, 1994, to pay certain expenses incurred by Smith Holding Corporation in the development of an acquisition strategy and information for the benefit of the Company. The loan is documented by a promissory note bearing interest at a fluctuating rate based on the Federal short-term rate consistent with the applicable Internal Revenue Service Regulations governing imputed interest and provides that all principal and accrued interest shall be payable upon demand and not later than March 31, 1996. The interest rate at the date of issuance was 5.56 percent and is 6.37 percent as of the date hereof. The principal and accrued interest remain outstanding.

LEASE OF OFFICE BUILDINGS FROM AFFILIATE

         The Company's wholly owned subsidiary Riedel Environmental Services, Inc. is the month to month tenant of a warehouse and marine yard facility owned by Wilamette-Western Corporation, whose principal shareholder and Chairman is
Arthur A. Riedel.   The Wilamette-Western Corporation has filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code. The aggregate annualized rental payment for these facilities is $90,000. The Company believes the terms of the rental arrangements are at least as favorable as could be obtained from unrelated third parties.

ACQUISITION OF ASSETS FROM EXECUTIVE OFFICER

         The Company acquired the assets, technology, trade secrets and customer lists of a company owned by C. Robert Conner, and obtained restrictions on competition from Mr. Conner upon his appointment as the Company's Vice President-Engineering and Consulting Services Division and as President of the Company's wholly owned subsidiary BCM Engineers Inc. The agreement with Mr. Conner provides for the payment to him of $360,000 over a period of three years beginning in 1995, subject to reductions related to increases in base compensation, with a portion of the consideration conditioned upon the continued employment of Mr. Conner by the Company during that time.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      Financial Statements and Exhibits

         (1)     Consolidated Financial Statements:

                 The following financial statements are incorporated herein by this reference.

               Reports of Independent Auditors .............................................      F-1


               Consolidated Balance Sheets at September 30, 1995, February 28, 1995 and
                  1994......................................................................      F-4

               Consolidated Statements of Operations for the seven months ended September
                  30, 1995 and for each of the three years ended February 28, 1995, 1994 and
                  1993......................................................................      F-6

               Consolidated Statements of Common Stockholders' Equity for the seven months ended September 30, 1995 and for each of the three years ended
                  February 28, 1995, 1994 and 1993..........................................      F-7

               Consolidated Statements of Cash Flows for the seven months ended September
                  30, 1995 and for each of the three years ended February 28, 1995, 1994 and
                  1993......................................................................      F-8

               Notes to Consolidated Financial Statements...................................     F-10


         (2) Financial Statement Schedule for the seven months ended September 30, 1995 and each of the three years ended February 28, 1995, 1994 and 1993.

         II - Valuation and Qualifying Accounts.............................................     F-26


         Other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

                                 EXHIBIT INDEX


         (3)     Exhibits:

   EXHIBIT                                                                                                         SEQUENTIAL
   NUMBER                                         DESCRIPTION OF EXHIBIT                                          PAGE NUMBER*
   ------                                         ----------------------                                          ------------
 3.1         Certificate of Incorporation of the Registrant. Incorporated by reference to Exhibit 3.1 to                **
             the Registrant's Registration Statement on Form S-1, File No. 33-7596.
 3.1.1       Amendment to the Certificate of Incorporation of the Registrant. Incorporated by reference to              **
             Exhibit 3.1.1 to Amendment No. 1 to the Registrant's Registration Statement on Form S-1, File
             No. 33-7596.
 3.1.2       Certificate of Designations of the $100 Redeemable Preferred Stock of the Registrant dated as              **
             of September 28, 1994. Incorporated by reference to the Registrant's Form 10-Q dated
             October 11, 1994.
 3.1.3       Certificate of Designations of the Junior Convertible Preferred Stock of the Registrant.                   **
             Incorporated by reference to Registrant's Form 8-K dated November 21, 1994.
 3.2         Bylaws of the Registrant, as amended. Incorporated by reference to Exhibit 3.2 to the                      **
             Registrant's Registration Statement on Form S-1, File No. 33-7596.
 4.1         Convertible Senior Subordinated Note in the principal amount of $10,000,000 dated November 21,             **
             1994. Incorporated by reference to the Registrant's Form 8-K dated September 7, 1994.
 10.1        1986 Employee Stock Option Plan, as amended. Incorporated by reference to the Registrant's                 **
             Annual Report on Form 10-K for the year ended February 28, 1989.
 10.2        Non-employee Directors Stock Option Plan, as amended. Incorporated by reference to Exhibit A               **
             to the Registrant's Proxy Statement dated May 26, 1992.
 10.3        Retirement Savings Plan and Trust Agreement. Incorporated by reference to Exhibit 10.5 to the              **
             Registrant's Annual Report on Form 10-K for the year ended February 19, 1988.
 10.4        Standstill Agreement dated September 1, 1988, between W.R. Grace & Co. and Registrant.                     **
             Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended
             February 28, 1989.
 10.5        Standstill Agreement dated December 30, 1993, between Smith Environmental Technologies                     **
             Corporation and Registrant. Incorporated by reference to Registrant's Form 8-K dated
             December 30, 1993.
 10.6        Registration Rights Agreement dated as of December 30, 1993, between Smith Environmental                   **
             Technologies Corporation and Registrant. Incorporated by reference to Registrant's Form 8-K dated December 30, 1993.
 10.7        1994 Stock Incentive Plan. Incorporated by reference to the Registrant's Proxy Statement dated             **
             May 27, 1994.
 10.8        1994 Non-Employee Directors Stock Option Plan. Incorporated by reference to the Registrant's               **
             Proxy Statement dated May 27, 1994.
 10.9        Amended and Restated Note Purchase Agreement between the Registrant and 399 Venture Partners,              **
             Inc. dated November 15, 1994. Incorporated by reference to Registrant's Form 8-K dated
             September 7, 1994.
 10.10       Agreement and Plan of Merger dated as of August 17, 1994, by and among the Registrant, BCM                 **
             Merger Corp., BCM Engineers Inc. and the Trustees of the BCM Engineers Inc. Second Restatement
             of Employee Stock Ownership Plan. Incorporated by reference to Registrant's Form 10-Q dated
             October 11, 1994.
 10.11       Amendment Agreement dated as of August 29, 1994 and Second Amendment Agreement dated as of                 **
             September 23, 1994, by and among the Registrant, BCM Merger Corp., BCM Engineers Inc. and the
             Trustees of the BCM Engineers Inc. Second Restatement of the Employee Stock Ownership Plan.
             Incorporated by reference to the Registrant's Form 10-Q dated October 11, 1994.


 10.12       Loan and Security Agreement dated as of September 28, 1994 by and among the Registrant, BCM                     **
             Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation) and
             LaSalle Business Credit, Inc., as agent for these Lenders. Incorporated by reference to
             Registrant's Form 10-Q dated October 11, 1994.
 10.13       Stock Purchase Agreement, as amended, dated August 1, 1994 by among Riedel Environmental                        **
             Services, Inc., Riedel Environmental Technologies, Inc. and the Registrant. Incorporated by
             reference to the Registrant's Form 8-K dated November 21, 1994.
 10.14       First Amendment to the Loan and Security Agreement, dated November 15, 1994 by among the                        **
             Registrant, BCM Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation) and LaSalle Business Credit, Inc., as agent for these Lenders. Incorporated by reference to Registrant's Form 8-K dated November 21, 1994.
 10.15       Registration Rights Agreement dated as of November 15, 1994, by and among 399 Venture                           **
             Partners, Inc., Smith Holding Corporation and the Registrant. Incorporated by reference to
             Registrant's Form 8-K dated November 21, 1994.
 10.16       Stockholders Agreement dated as of November 15, 1994, by and among Registrant, Smith Holding                    **
             Corporation, E. Brian Smith and 399 Venture Partners Inc. Incorporated by reference to
             Registrant's Form 8-K dated November 21, 1994.
 10.17       Asset Purchase Agreement dated as of December 30, 1994 by and between RESNA Industries, Inc.                    **
             and the Registrant. Incorporated by reference to Registrant's Form 8-K dated January 13, 1995.
 10.18       Second Amendment to Loan and Security Agreement dated as of January 13, 1995, by and among the                  **
             Registrant, BCM Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation), Riedel Environmental Services, Inc., and LaSalle Business Credit, Inc., as agent for the Lenders. Incorporated by reference to Registrant's Form 8-K dated January 13, 1995.
 10.19       Third Amendment to the Loan and Security Agreement dated as of January 27, 1995, by and among                  ***
             the Registrant, BCM Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an
             Alabama corporation), Riedel Environmental Services, Inc., and LaSalle Business Credit, Inc.,
             as agent for the Lenders, filed herewith.
 10.20       Fourth Amendment to the Loan and Security Agreement dated as of May 5, 1995, by and among the                   **
             Registrant, BCM Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation), Riedel Environmental Services, Inc., and LaSalle Business Credit, Inc., as Agent
             for the Lenders. Incorporated by reference to the Registrant's Form 8-K dated May 5, 1995.
 10.21       The Loan and Security Agreement dated October 18, 1995, by and among the Registrant, BCM                       ***
             Engineers Inc. and Riedel Environmental Services, Inc. and Chemical Bank and Bank of Tokyo.
             Incorporated by reference to the Registrant's Form 8-K dated November 6, 1995.
 11          Statement regarding computation of per share earnings.
 21          Subsidiaries of Registrant.
 23.1        Consent of Ernst & Young LLP
 23.2        Consent of BDO Seidman
 24          Powers of Attorney and Certified Copy of Resolution:

             (a)  Power of Attorney dated November 16, 1995, granted by Robert
                    L. Guyett to Anthony J. Dury, William T. Campbell and Wilfrid D. Nelson.
             (b)  Power of Attorney dated November 16, 1995, granted by Hugh G.
                    Robinson to Anthony J. Dury, William T. Campbell and Wilfrid D. Nelson.
             (c)  Power of Attorney dated November 16, 1995, granted by Byron
                    Lee, Jr. to Anthony J. Dury, William T. Campbell and Wilfrid D. Nelson.
             (d)  Power of Attorney dated November 16, 1995, granted by Melvin
                    H. Chiogioji to Anthony J. Dury, William T. Campbell and Wilfrid D. Nelson.
             (e)  Power of Attorney dated November 16, 1995, granted by John
                    Paul Jones, Jr. to Anthony J. Dury, William T. Campbell and Wilfrid D. Nelson.
             (f)  Power of Attorney dated November 16, 1995, granted by E.
                    Brian Smith to Anthony J.

                    Dury, William T. Campbell and Wilfrid D. Nelson.
             (g)  Power of Attorney dated November 16, 1995, granted by Arthur
                    A. Riedel to Anthony J. Dury, William T. Campbell and Wilfrid D. Nelson.
             (h)  Certified Copy of the Resolution of Registrant's Board of
                    Directors authorizing signatures pursuant to power of attorney.
     (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last three months of the transition period.
               A report on Form 8-K, dated August 10, 1995, was filed by the Registrant for the purpose of reporting the change of its fiscal year end from February 28 to September 30. **
27 Requirements for the format and input of financial data schedules (not deemed filed with the Commission).



___________

  * This information appears only in the manually signed original of the Form 10-K.

 **      Incorporated by reference.

***      Previously filed.

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

                                   SMITH ENVIRONMENTAL TECHNOLOGIES
                                    CORPORATION
                                   (Registrant)

                                   By:       /s/  WILLIAM T. CAMPBELL
                                           ----------------------------
                                           William T. Campbell
                                           Vice President - Finance


December 28, 1995

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of December 1995.


         SIGNATURE                                           TITLE
         ---------                                           -----
    /s/  E. BRIAN SMITH*                       Chief Executive Officer, President and
   ----------------------                      Director (Principal Executive Officer)
       E. Brian Smith

  /s/  WILLIAM T. CAMPBELL                     Vice President - Finance
 --------------------------
    William T. Campbell                        (Principal Financial Officer)

   /s/  MELVIN CHIOGIOJI*                      Director
  ------------------------
      Melvin Chiogioji

   /s/  ROBERT L. GUYETT*                      Director
  ------------------------
      Robert L. Guyett

 /s/  JOHN PAUL JONES, JR.*                    Director
----------------------------
    John Paul Jones, Jr.

    /s/  BYRON LEE, JR.*                       Director
   ----------------------
       Byron Lee, Jr.

   /s/  HUGH G. ROBINSON*                      Director
  ------------------------
      Hugh G. Robinson

   /s/  ARTHUR A. RIEDEL*                      Director
  ------------------------
      Arthur A. Riedel

*By  /s/  WILFRID D. NELSON
    ------------------------
     Wilfrid D. Nelson
   Pursuant to Powers of
  Attorney filed herewith.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Smith Environmental Technologies Corporation

         We have audited the accompanying consolidated balance sheets of Smith Environmental Technologies Corporation as of September 30, 1995, February 28, 1995 and February 28, 1994 and the related consolidated statements of operations, common stockholders' equity, and cash flows for the seven month period ended September 30, 1995 and years ended February 28, 1995 and 1994.
Our audits also included the financial statement schedule listed in the Index at Item 14(a) for the seven month period ended September 30, 1995 and years ended February 28, 1995 and 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of SoilTech ATP Systems, Inc. (a corporation in which the Company has a 50 percent interest) for the years ended December 31, 1994 and 1993 have been audited by other auditors whose report has been furnished to us; insofar as our opinion on the consolidated financial statements relates to data included for SoilTech ATP Systems, Inc., it is based solely on their report.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Smith Environmental Technologies Corporation as of September 30, 1995, February 28, 1995 and February 28, 1994, and the consolidated results of its operations and its cash flows for the seven month period ended September 30, 1995 and years ended February 28, 1995 and 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Philadelphia, Pennsylvania                      ERNST & YOUNG LLP
December 22, 1995

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
Smith Environmental Technologies Corporation

         We have audited the accompanying consolidated statements of operations, common stockholders' equity, and cash flows of Smith Environmental Technologies Corporation (formerly Canonie Environmental Services Corp.) for the year ended February 28, 1993. Our audit also included the financial statement schedule listed in the Index at Item 14(a) for the year ended February 28, 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Smith Environmental Technologies Corporation for the year ended February 28, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein for the year ended February 28, 1993.

                                                   BDO Seidman, LLP
                                                   Certified Public Accountants

Kalamazoo, Michigan
April 16, 1993

                         REPORT OF INDEPENDENT AUDITORS



To the Stockholders of
SoilTech ATP Systems, Inc.
Porter, Indiana

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

                                                   BDO Seidman, LLP
                                                   Certified Public Accountants

Kalamazoo, Michigan
January 24, 1995

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS

                                                                                                 February 28,
                                                                         September 30,    --------------------------
                                                                            1995             1995            1994
                                                                          ---------       ----------      ----------
Current Assets:
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . .            $    510       $    2,345      $    2,290
   Accounts receivable, less allowance for doubtful accounts
      of $1,502, $1,312 and $485, respectively (Note 3) . . . .              53,379           41,726          13,739
   Costs and estimated earnings on long-term contracts
       in excess of billings (Note 4) . . . . . . . . . . . . .               2,287            1,803           3,365
   Prepaid expenses and other current assets  . . . . . . . . .               2,676            3,086             230
                                                                          ---------       ----------      ----------
      Total current assets  . . . . . . . . . . . . . . . . . .              58,852           48,960          19,624
                                                                          ---------       ----------      ----------

Property and Equipment:
   Equipment  . . . . . . . . . . . . . . . . . . . . . . . . .              21,949           18,712          14,730
   Land and buildings . . . . . . . . . . . . . . . . . . . . .               4,007            4,431           2,638
   Leasehold improvements . . . . . . . . . . . . . . . . . . .               1,044            1,448             101
                                                                          ---------       ----------      ----------
      Total property and equipment, at cost . . . . . . . . . .              27,000           24,591          17,469
   Less accumulated depreciation and amortization . . . . . . .              10,062            8,681           7,848
                                                                          ---------       ----------      ----------
      Property and equipment, net . . . . . . . . . . . . . . .              16,938           15,910           9,621
Intangible assets, net of accumulated amortization of $712
   and $183, respectively (Note 2)  . . . . . . . . . . . . . .              16,338           16,867             ---
Goodwill, net of accumulated amortization of $322 and
   $127, respectively (Note 2)  . . . . . . . . . . . . . . . .              15,345           11,628             ---
Investment in unconsolidated affiliate (Note 5) . . . . . . . .               1,502            1,800           2,464
Other assets (Note 6) . . . . . . . . . . . . . . . . . . . . .               5,033            5,389           1,815
                                                                          ---------       ----------      ----------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .           $ 114,008        $ 100,554        $ 33,524
                                                                          =========       ==========      ==========

         See accompanying notes to consolidated financial statements.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                                                                                                    February 28,
                                                                            September 30,    --------------------------
                                                                               1995             1995             1994
                                                                            ----------       ----------        --------
Current Liabilities:
   Accounts and subcontracts payable  . . . . . . . . . . . . . . . .       $   24,147       $   16,793        $  4,827
   Payable to affiliates (Note 5) . . . . . . . . . . . . . . . . . .               --            1,092           2,437
   Accrued expenses and other liabilities:
   Compensation and related fringes . . . . . . . . . . . . . . . . .            4,973            4,763             957
   Severance and office closures  . . . . . . . . . . . . . . . . . .            1,618            3,590           1,606
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            9,343            8,684           3,582
   Billings on long-term contracts in excess of costs and
      estimated earnings (Note 4) . . . . . . . . . . . . . . . . . .            1,251              636           1,132
   Current maturities of long-term debt and short-term
      borrowings (Note 7) . . . . . . . . . . . . . . . . . . . . . .            2,110            2,310           1,800
                                                                            ----------       ----------        --------
      Total current liabilities . . . . . . . . . . . . . . . . . . .           43,442           37,868          16,341

Long-term debt (Note 7) . . . . . . . . . . . . . . . . . . . . . . .           27,403           21,078             ---
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . .            6,017            4,587             ---
Convertible Senior Subordinated Note; 10%; maturing in
   2004, convertible into 3,048,780 common shares at
   $3.28 per share (Note 8) . . . . . . . . . . . . . . . . . . . . .           10,000           10,000             ---

Commitments and contingencies (Notes 9 and 14):

Redeemable Preferred Stock, $0.01 par value; 78,000 shares  . . . . .
authorized; 76,218 and 78,000 shares issued,  respectively;
   5% cumulative dividend; $100 redemption value (Note 12)  . . . . .            6,857            6,923             ---

Junior Convertible Preferred Stock, $0.01 par value;  . . . . . . . .
371,500 shares authorized; none issued (Note 8) . . . . . . . . . . .              ---              ---             ---

Preference Stock, $0.01 par  value; 1,000,000 shares  . . . . . . . .
authorized; none issued . . . . . . . . . . . . . . . . . . . . . . .              ---              ---             ---

Common Stockholders' Equity:
   Common stock, $0.01 par value; 20,000,000 shares authorized,
      5,850,015, 5,807,472 and 5,700,783 shares issued and
      outstanding, respectively . . . . . . . . . . . . . . . . . . .               58               58              57
   Additional paid-in capital . . . . . . . . . . . . . . . . . . . .           17,149           16,970          16,611
   Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . .            3,082            3,070             515
                                                                            ----------       ----------        --------
      Total common stockholders' equity . . . . . . . . . . . . . . .           20,289           20,098          17,183
                                                                            ----------       ----------        --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .        $ 114,008        $ 100,554        $ 33,524
                                                                            ==========       ==========        ========


          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              Seven months
                                                                 ended                  Years ended February 28,
                                                              September 30,     ----------------------------------------
                                                                  1995            1995           1994            1993
                                                               ----------      ----------     ----------      ----------
Revenues (Notes 3 and 15)                                      $  105,290      $  104,738     $   59,461      $   71,376
Cost of revenues  . . . . . . . . . . . . . . . . . . . . .        91,932          89,922         56,020          71,874
                                                               ----------      ----------     ----------      ----------
      Gross profit (loss) . . . . . . . . . . . . . . . . .        13,358          14,816          3,441            (498)
Selling, general, and administrative expenses . . . . . . .         9,109          10,285          5,754           6,597
Amortization of intangible assets, goodwill
    and deferred financing fees . . . . . . . . . . . . . .         1,025             510            ---             ---
Special items (Note 15) . . . . . . . . . . . . . . . . . .           393             ---          4,263           4,371
                                                               ----------      ----------     ----------      ----------
Income (loss) from operations . . . . . . . . . . . . . . .         2,831           4,021         (6,576)        (11,466)
Interest expense  . . . . . . . . . . . . . . . . . . . . .         2,225           1,229            412             143
                                                               ----------      ----------     ----------      ----------
Income (loss) before income tax expense
   (benefit)  . . . . . . . . . . . . . . . . . . . . . . .           606           2,792         (6,988)        (11,609)
Income tax expense (benefit) (Note 10)  . . . . . . . . . .            87             558            135          (2,587)
                                                               ----------      ----------     ----------      ----------
Income (loss) before earnings (losses)
   of unconsolidated affiliates . . . . . . . . . . . . . .           519           2,234         (7,123)         (9,022)
Share in earnings (losses) of unconsolidated  . . . . . . .
affiliates (Note 5):
      Operating . . . . . . . . . . . . . . . . . . . . . .          (173)            539           (221)           (901)
      Investment write-off  . . . . . . . . . . . . . . . .           ---             ---         (2,655)            ---
                                                               ----------      ----------     ----------      ----------
Net income (loss) . . . . . . . . . . . . . . . . . . . . .           346           2,773         (9,999)         (9,923)
Dividends and accretion on Redeemable   . . . . . . . . . .
Preferred Stock (Notes 1 and 12)  . . . . . . . . . . . . .           334             218            ---             ---
                                                               ----------      ----------     ----------      ----------
Income (loss) applicable to common stock  . . . . . . . . .    $       12      $    2,555     $   (9,999)     $   (9,923)
                                                               ==========      ==========     ==========      ==========
Weighted average number of common  and
   common equivalent shares outstanding . . . . . . . . . .     5,964,250       5,865,782      5,700,783       5,700,783
                                                               ==========      ==========     ==========      ==========
Earnings (loss) per common and common
equivalent share  . . . . . . . . . . . . . . . . . . . . .    $      .00      $      .44     $    (1.75)     $    (1.74)
                                                               ==========      ==========     ==========      ==========



          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT COMMON SHARE DATA)


                                                                               Additional
                                                     Shares of        Common     Paid-in        Retained
                                                   Common Stock       Stock      Capital        Earnings       Total
                                                   ------------       ------   ----------       --------      -------
Balance, February 29, 1992  . . . . . . . . .        5,700,783         $ 57     $ 16,584         $20,407      $37,048
Net loss  . . . . . . . . . . . . . . . . . .              ---          ---          ---          (9,923)      (9,923)
Other . . . . . . . . . . . . . . . . . . . .              ---          ---           (4)             30           26
                                                     ---------         ----     --------         -------      -------
Balance, February 28, 1993  . . . . . . . . .        5,700,783           57       16,580          10,514       27,151
Net loss  . . . . . . . . . . . . . . . . . .              ---          ---          ---          (9,999)      (9,999)
Other . . . . . . . . . . . . . . . . . . . .              ---          ---           31             ---           31
                                                     ---------         ----     --------         -------      -------
Balance, February 28, 1994  . . . . . . . . .        5,700,783           57       16,611             515       17,183
Net income  . . . . . . . . . . . . . . . . .              ---          ---          ---           2,773        2,773
Shares issued upon conversion of stock options         106,689            1          359             ---          360
Dividends and accretion on Redeemable Preferred
  Stock . . . . . . . . . . . . . . . . . . .              ---          ---          ---            (218)        (218)
                                                     ---------         ----     --------         -------      -------
Balance, February 28, 1995  . . . . . . . . .        5,807,472           58       16,970           3,070       20,098
Net income  . . . . . . . . . . . . . . . . .              ---          ---          ---             346          346
Shares issued upon conversion of stock options          42,543          ---          179             ---          179
Dividends and accretion on Redeemable Preferred
  Stock . . . . . . . . . . . . . . . . . . .              ---          ---          ---            (334)        (334)
                                                     ---------         ----     --------         -------      -------
Balance, September 30, 1995 . . . . . . . . .        5,850,015         $ 58     $ 17,149         $ 3,082      $20,289
                                                     =========         ====     ========         =======      =======



          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 Seven months
                                                                    ended               Years ended February 28,
                                                                September 30,     -----------------------------------
                                                                     1995         1995           1994            1993
                                                                -------------     ----           ----            ----
Operating Activities:
Net income (loss)                                                  $   346       $ 2,773         $(9,999)      $  (9,923)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities: . . . . . . . .
      Provisions for special items  . . . . . . . . . . .              ---           ---           4,263           4,371
      Depreciation and amortization . . . . . . . . . . .            2,868         3,360           1,546           2,182
      Loss on disposal of equipment . . . . . . . . . . .               94           168             ---             ---
      Share in (earnings) losses of affiliates  . . . . .              173          (539)          2,876             901
      Income tax refund . . . . . . . . . . . . . . . . .              ---           ---           2,208          (2,208)
Changes in operating assets and liabilities, net of
   effects from acquisitions:
      Accounts receivable . . . . . . . . . . . . . . . .          (10,991)        4,529           2,749           4,339
      Costs and estimated earnings on long-term
        contracts in excess of billings . . . . . . . . .             (484)        1,562           2,720             118
      Prepaid expenses and other current assets . . . . .              410          (602)            724            (421)
      Other assets  . . . . . . . . . . . . . . . . . . .               53        (1,959)            ---             ---
      Accounts and subcontracts payable . . . . . . . . .            6,262         1,130           1,386          (2,931)
      Accrued expenses and other liabilities  . . . . . .           (2,374)       (4,983)           (859)          1,022
      Billings on long-term contracts in excess of
        costs and estimated earnings  . . . . . . . . . .              615          (496)            178             567
      Other long-term liabilities . . . . . . . . . . . .           (3,005)         (845)            ---             ---
      Other, net  . . . . . . . . . . . . . . . . . . . .               53          (218)            675            (766)
                                                                   -------       -------         -------       ---------
   Net cash provided by (used in) operating
      activities  . . . . . . . . . . . . . . . . . . . .          $(5,980)      $ 3,880         $ 8,467       $  (2,749)
                                                                   -------       -------         -------       ---------


         See accompanying notes to consolidated financial statements.

                 SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                                 (IN THOUSANDS)

                                                                 Seven months
                                                                    ended              Years ended February 28,
                                                                September 30,    --------------------------------------
                                                                     1995          1995           1994            1993
                                                                -------------    -------        --------        -------
Investing Activities:
    Capital expenditures  . . . . . . . . . . . . . . . . .        $ (2,172)    $    (689)      $  (3,333)      $ (2,766)
    Advances (to) from affiliates . . . . . . . . . . . . .             125         1,000          (1,496)        (1,020)
    Proceeds from sale of subsidiary  . . . . . . . . . . .             ---           ---             704          1,000
    Purchase of BCM Engineers (net of cash
      acquired)   . . . . . . . . . . . . . . . . . . . . .             ---        (4,783)            ---            ---
    Purchase of Riedel Environmental Services (net
      of cash acquired)   . . . . . . . . . . . . . . . . .             ---       (18,336)            ---            ---
    Other . . . . . . . . . . . . . . . . . . . . . . . . .             388           (43)             22             (1)
                                                                   --------      ---------       --------        -------
Net cash used in investing activities . . . . . . . . . . .          (1,659)      (22,851)         (4,103)        (2,787)
                                                                   --------      --------        --------        -------

Financing Activities:
    Proceeds from revolving line of credit used to
      fund acquisitions   . . . . . . . . . . . . . . . . .             ---        19,580             ---            ---
    (Repayments) borrowings on revolving line of
      credit, net   . . . . . . . . . . . . . . . . . . . .           7,219        (4,800)         (3,200)         5,000
    Retirement of acquired companies debt . . . . . . . . .             ---       (10,647)            ---            ---
    Proceeds from term loans used to fund acquisitions  . .             ---         4,500             ---            ---
    Proceeds from Senior Note . . . . . . . . . . . . . . .             ---         2,000             ---            ---
    Proceeds from Convertible Senior
       Subordinated Note  . . . . . . . . . . . . . . . . .             ---        10,000             ---            ---
    Repayment of debt . . . . . . . . . . . . . . . . . . .          (1,857)       (1,967)            ---            ---
    Proceeds from exercise of stock options . . . . . . . .              50           360             ---            ---
    Repurchase of Redeemable Preferred Stock  . . . . . . .            (178)          ---             ---            ---
    Dividends paid on Redeemable Preferred Stock  . . . . .            (191)          ---             ---            ---
    Capital leases and other notes  . . . . . . . . . . . .             761           ---             ---            ---
                                                                    -------       -------         -------        -------

Net cash provided (used) by financing activities  . . . . .           5,804        19,026          (3,200)         5,000
                                                                    -------       -------         -------        -------
Net increase (decrease) in cash . . . . . . . . . . . . . .          (1,835)           55           1,164           (536)
Cash at beginning of period . . . . . . . . . . . . . . . .           2,345         2,290           1,126          1,966
Cash of sold subsidiary . . . . . . . . . . . . . . . . . .             ---           ---             ---           (304)
                                                                   --------       -------         -------        -------
Cash at end of period . . . . . . . . . . . . . . . . . . .        $    510     $   2,345        $  2,290       $  1,126
                                                                   ========     =========        ========       ========


          See accompanying notes to consolidated financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         Smith Environmental Technologies Corporation, a Delaware corporation (the Company), provides a broad range of comprehensive environmental consulting, engineering, and on-site remediation services for clients, including federal, state and municipal government agencies, with properties contaminated with hazardous materials throughout the United States. During the year ended February 28, 1995, the Company completed three acquisitions which significantly increased its services, core competencies and geographic coverage. See Note 2 for description of acquisitions.

         The Company's operations are considered to be concentrated in one industry segment.

CHANGE IN YEAR END

         Effective March 1, 1995, the Company changed its fiscal year end from February 28 to September 30. The accompanying consolidated financial statements include audited financial statements for the seven month transition period ended September 30, 1995 (transition period; 1995T).

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

REVENUE AND COST RECOGNITION

         Revenues from engineering and remediation service contracts are generally recognized as the services are provided, principally under cost-plus-fee and time and materials contracts. The Company recognizes revenues on fixed price, long-term contracts on the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Where appropriate, contracts are divided between engineering and remedial efforts and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Contract costs include all direct material, labor, and subcontract costs and other direct costs related to contract performance. Indirect costs, classified as cost of revenues, and selling, general, and administrative costs are charged to expense as incurred. Changes to total estimated contract costs and losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings on long-term contracts in excess of billings. It is anticipated that the incurred costs

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE AND COST RECOGNITION (CONTINUED)

associated with contract work in progress at September 30, 1995 will be billed and collected in fiscal 1996. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings on long-term contracts in excess of costs and estimated earnings. An amount equal to contract costs attributable to claims, if any, is included in revenues when realization is probable and the amount can be reasonably estimated.


PROPERTY, EQUIPMENT, AND DEPRECIATION

         Property and equipment are stated at cost. Depreciation is provided primarily on the straight-line method except for process equipment which is depreciated based on units of production and cost recovery methods. Depreciation is based on the following estimated useful lives:

Building and improvements. . . . . . . . . .    33-35 years
Office, process and field equipment. . . . .      3-7 years

Leasehold improvements are amortized over the shorter of their respective useful lives or lease terms.


INCOME TAXES

         The Company utilizes the liability approach to financial accounting and reporting for income taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.


DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK

         The Company's Redeemable Preferred Stock was recorded at its estimated fair value at the date of issuance. The original $932,000 excess redemption value over the carrying value is being accreted using the interest method so that the carrying value will equal the redemption value on the scheduled redemption dates. Dividends and accretion on redeemable preferred stock for the seven months ended September 30, 1995 and for the year ended February 28, 1995 are as follows:

                              1995T          1995
                              -----          ----
Dividends                     $222           $163
Accretion                      112             55
                              ----           ----
                              $334           $218
                              ====           ====

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME (LOSS) APPLICABLE TO COMMON STOCK

         Income (loss) applicable to common stock represents the portion of the Company's earnings applicable to its common stockholders. Such amount is calculated by adjusting net income (loss) for the accretion and dividend requirements on the Company's Redeemable Preferred Stock.

EARNINGS PER SHARE

         Earnings per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding. The dilutive effect of the Company's stock options was calculated using the treasury stock method in 1995T and fiscal 1995. The effect of the Company's stock options was excluded from the calculation of earnings per share in fiscal 1994 and 1993 due to their anti-dilutive impact. Other potentially dilutive securities at September 30, 1995 consist of the Company's Convertible Senior Subordinated Note and Senior Note (see Note 8). Conversion of Convertible Senior Subordinated Note and Senior Note for 1995T and fiscal 1995 was not considered since assumed conversion did not result in significant dilution.

INTANGIBLE ASSETS AND GOODWILL

         Intangible assets are amortized over an estimated useful life of fifteen years. Goodwill is amortized over forty years. The Company continually evaluates intangible assets and goodwill to insure that the intangible assets and goodwill are fully recoverable from projected undiscounted cash flows of the acquired business operations. Impairments are recognized in operating results in the period in which a permanent diminution in value occurs.

STATEMENT OF CASH FLOWS

         Supplemental cash flow information is summarized as follows (in thousands):


                                                                         YEARS ENDED FEBRUARY 28
                                                                     --------------------------------
                                                        1995T        1995          1994          1993
                                                        ------       -----         ------        ----
Interest paid . . . . . . . . . . . . . . .            $(1,405)      $(830)        $ (532)       $(287)
Interest received . . . . . . . . . . . . .                115          40            100          263
Income taxes paid . . . . . . . . . . . . .                (22)       (391)            --           --
Income tax refund . . . . . . . . . . . . .                 --         620          1,981            4


NOTE 2 - ACQUISITIONS

         On September 28, 1994, the Company purchased all of the outstanding common stock of BCM Engineers Inc. (BCM), an environmental consulting and engineering company, for cash of $5.0 million and 78,000 shares of Redeemable Preferred Stock with an estimated fair value of $6.9 million on the date of issuance and a redemption value of $7.8 million. The Redeemable Preferred Stock has a 5 percent cumulative dividend requirement and is redeemable in equal installments on the fifth, sixth and seventh anniversaries of its issuance (see
Note 12). The Company also repaid $9.5 million of BCM's indebtedness from the proceeds under its LaSalle Loan Agreement.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 2 - ACQUISITIONS (CONTINUED)

         On November 21, 1994, the Company purchased all of the capital stock of Riedel Environmental Services, Inc. (RES), an Oregon corporation, from Riedel Environmental Technologies, Inc. RES is an environmental remediation firm. The purchase price, paid in cash, was approximately $18.2 million. The RES acquisition was funded by the Company's issuance of a $10 million Convertible Senior Subordinated Note and a $2 million Senior Note (see Note 8) and borrowings under the Company's revolving and term credit facilities.

         On December 30, 1994, the Company entered into an agreement with RESNA Industries, Inc. (RESNA) to acquire substantially all of RESNA's assets in exchange for the assumption by the Company of RESNA's debt to its principal bank lender of $1.5 million, of which $1.1 million was paid at closing with proceeds from the Company's revolving credit facility. The Company also assumed certain other liabilities in connection with RESNA's operations. RESNA, based in California, operated a full service environmental remediation business which focuses primarily on the soil and groundwater contamination market and cleanups related to underground storage tanks.

         The transactions were accounted for as purchases. Accordingly, the purchase prices have been allocated to assets and liabilities based on estimated fair values as of the acquisition dates and the results of operations of the acquired companies have been included in the Company's statement of operations since their respective acquisition dates. The cost in excess of estimated fair value of the net tangible assets acquired was recorded as goodwill in the amount of $28.8 million as of February 28, 1995 which, upon finalization of the purchase price allocation, increased to $32.7 million. The increase to goodwill was principally the result of revised estimates related to pre-acquisition loss contingencies. At September 30, 1995, $17.0 million has been allocated to intangible assets consisting of approximately $9.2 million for assembled workforce and $7.8 million for customer lists and contract backlog. The remaining $15.7 million has been apportioned to goodwill as of September 30, 1995.

NOTE 3 - ACCOUNTS RECEIVABLE

         Accounts receivable are comprised of the following (in thousands):

                                                                                                   FEBRUARY 28,
                                                                          SEPTEMBER 30,       -----------------------
                                                                               1995              1995          1994
                                                                          -------------        -------        -------
Commercial and non-US government customers:
  Amounts billed  . . . . . . . . . . . . . . . . . . . . . . . . .           $26,318          $21,746        $11,086
  Unbilled recoverable costs and estimated earnings   . . . . . . .             6,847            5,661            ---
  Due from affiliates   . . . . . . . . . . . . . . . . . . . . . .               ---              ---            454
  Retention   . . . . . . . . . . . . . . . . . . . . . . . . . . .             2,829            4,020          2,610
                                                                              -------          -------        -------
                                                                               35,994           31,427         14,150
                                                                              -------          -------        -------
United States Government and agencies:
  Amounts billed  . . . . . . . . . . . . . . . . . . . . . . . . .             9,092            5,565             74
  Unbilled recoverable costs and estimated earnings   . . . . . . .             9,353            5,910            ---
  Retention   . . . . . . . . . . . . . . . . . . . . . . . . . . .               442              136            ---
                                                                              -------          -------        -------
                                                                               18,887           11,611             74
                                                                              -------          -------        -------
All customers                                                                  54,881           43,038         14,224
Allowance for doubtful accounts . . . . . . . . . . . . . . . . . .            (1,502)          (1,312)          (485)
                                                                              -------          -------        -------
                                                                              $53,379          $41,726        $13,739
                                                                              =======          =======        =======


                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 3 - ACCOUNTS RECEIVABLE (CONTINUED)

         Unbilled recoverable costs and estimated earnings represents revenue earned and recognized on contracts which are not yet billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or the completion of the project. Retention of approximately $3.3 million is expected to be substantially collected during fiscal 1996.

         Due to the nature of the services provided by the Company, it may derive revenue from a single customer which exceeds 10 percent of its revenues for the year. For the seven months ended September 30, 1995, the Company derived revenues from the United States Environmental Protection Agency (EPA) of approximately $29.6 million or 28.1 percent of revenues for Emergency Response Cleanup Services (ERCS). There were no significant commercial customers with revenues in excess of 10 percent during the seven month period ended September 30, 1995. For the year ended February 28, 1995, the Company had two commercial customers with revenues of $12.2 million and $12.1 million. For the year ended February 28, 1994, the Company had two different commercial customers with revenues of $9.9 million and $6.6 million.


NOTE 4 - LONG-TERM CONTRACTS AND RECEIVABLES

         Long-term contracts in process accounted for using the percentage-of-completion method are as follows (in thousands):

                                                                                               FEBRUARY 28,
                                                                     SEPTEMBER 30,       ---------------------------
                                                                         1995               1995             1994
                                                                     -------------       ----------       ----------
Accumulated expenditures on uncompleted
  contracts . . . . . . . . . . . . . . . . . . . . . . . . .          $  82,778         $ 107,277        $ 103,318
Estimated earnings thereon  . . . . . . . . . . . . . . . . .              9,787            14,593           13,291
                                                                       ---------         ---------        ---------
                                                                          92,565           121,870          116,609
Less applicable progress billings . . . . . . . . . . . . . .             91,529           120,703          114,376
                                                                       ---------         ---------        ---------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $   1,036         $   1,167        $   2,233
                                                                       =========         =========        =========


         The long-term construction contracts are shown in the accompanying balance sheets as follows (in thousands):

                                                                                                FEBRUARY 28,
                                                                      SEPTEMBER 30,       -------------------------
                                                                          1995              1995            1994
                                                                      -------------       --------        ---------
Costs and estimated earnings on long-term
  contracts in excess of billings . . . . . . . . . . . . . .           $  2,287          $  1,803        $   3,365
Billings on long term contracts in excess of costs
  and estimated earnings  . . . . . . . . . . . . . . . . . .             (1,251)             (636)          (1,132)
                                                                       ---------         ---------        ---------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  1,036          $  1,167        $   2,233
                                                                       =========         =========        =========

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

      The Company owns a 50 percent interest in SoilTech ATP Systems, Inc.
(STI). STI is a corporate joint venture that was formed to use its sublicense rights and its related waste material processing equipment for remediation of contaminated sites. STI has the sole U.S. license until 2012 of pyrolysis technology, developed by a Canadian quasi- governmental agency. Under the equity method of accounting, the investment has been adjusted to reflect the Company's proportionate share of earnings and losses. The Company's management believes its investment at September 30, 1995 will be realized through STI's future undiscounted cash flows.

      In addition, the Company owned a 20 percent interest in LaPosta Recycling Center, Inc. (LRC). LRC was formed to develop a full service hazardous waste treatment facility and recycling center. The Company wrote off its investment in and advances to LRC in fiscal 1994 and has no further financial commitment to LRC.

      For the seven months ended September 30, 1995, STI was not a significant unconsolidated affiliate. A summary of the unconsolidated affiliates' combined financial position and results of operations for the years ended February 28,1995, 1994 and 1993, respectively, is as follows (in thousands):

                                                               FOR YEAR ENDED FEBRUARY 28,
                                                          --------------------------------------
                                                          1995           1994            1993
                                                          ------         -------         -------
Revenue . . . . . . . . . . . . . . . . . .               $8,252         $ 5,166         $ 2,204
                                                          ------         -------         -------

Net income (loss) . . . . . . . . . . . . .                  561            (874)         (2,177)
                                                          ------         -------         -------
Current assets  . . . . . . . . . . . . . .                1,597           3,117             760
Non-current assets  . . . . . . . . . . . .                2,882           4,001          12,799
                                                          ------         -------         -------
TOTAL ASSETS  . . . . . . . . . . . . . . .                4,479           7,118          13,559
                                                          ------         -------         -------

Current liabilities . . . . . . . . . . . .                  922           2,722           3,870
Notes payable to stockholders . . . . . . .                6,872           8,432          12,821
                                                          ------         -------         -------
TOTAL LIABILITIES . . . . . . . . . . . . .               $7,794         $11,154         $16,691
                                                          ======         =======         =======


      The Company had no material operating transactions with STI or other affiliates in the seven months ended September 30, 1995. The Company derived revenues from services performed for various affiliated companies, primarily STI for the years ended February 28, 1995 and 1994, and a former significant stockholder for the year ended February 28, 1993. In addition, the Company's cost of revenues include costs associated with services provided by affiliated companies, primarily STI, as subcontractors on its remediation contracts. These transactions with affiliates are summarized as follows (in thousands):

                                                                                 FOR THE YEAR ENDED FEBRUARY 28,
                                                                              ------------------------------------
                                                                               1995           1994          1993
                                                                              -------         ------        ------

Services provided to affiliates, included in revenues . . . . .               $   604         $  917        $5,109
Subcontract costs, included in cost of revenues . . . . . . . .               $ 8,015         $4,614        $2,961

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 6 - OTHER ASSETS

         Other assets include the following (in thousands):

                                                     SEPTEMBER 30,             FEBRUARY 28,
                                                                          -----------------------
                                                         1995               1995           1994
                                                     ------------          ------         ------
Trade note receivable . . . . . . . . . . . . .        $  1,500            $1,500         $1,500
Deferred financing fees . . . . . . . . . . . .           1,173             1,423             --
Other . . . . . . . . . . . . . . . . . . . . .           2,360             2,466            315
                                                      ---------           -------         ------
                                                       $  5,033            $5,389         $1,815
                                                      =========           =======         ======



         The trade note receivable is secured by real estate located in Santa Barbara County, California which contains a toxic waste site. The note bears interest at 1 percent below the prime rate and is due May, 2002. Repayment terms are accelerated upon a transfer or a modified utilization of the real estate, or an abandonment of efforts to obtain waste permits. Deferred financing fees are carried net of accumulated amortization and include loan closing costs incurred in connection with the acquisitions of BCM and RES. Amortization expense was $352,000 for the seven months ended September 30, 1995 and $200,000 for the year ended February 28, 1995. On October 18, 1995, the Company entered a new senior credit facility (see Note 7) and repaid its obligation to LaSalle Business Credit, Inc. Deferred financing fees, in connection with the LaSalle Loan Agreement, of $1.2 million as of September 30, 1995, plus a prepayment penalty of $287,500 will be written off in October 1995 (FY 1996).


NOTE 7 - DEBT

         Long-term debt consists of the following (in thousands):

                                                                   SEPTEMBER 30,             FEBRUARY 28,
                                                                                         --------------------
                                                                       1995              1995           1994
                                                                   ------------          ----           ----
Bank borrowings:
    Revolving credit loans  . . . . . . . . . . . . . . . . .        $ 21,999          $ 14,780       $    ---
    Term loans  . . . . . . . . . . . . . . . . . . . . . . .           3,476             4,267            ---
    Notes payable   . . . . . . . . . . . . . . . . . . . . .              --                --          1,800
Senior Note (Note 8). . . . . . . . . . . . . . . . . . . . .           2,000             2,000            ---
Capitalized lease obligations at interest rates of
    6% to 12% . . . . . . . . . . . . . . . . . . . . . . . .           1,091             1,139            ---
ESOP notes payable to individuals at interest rates of
    7.5% to 10.5% . . . . . . . . . . . . . . . . . . . . . .             604               613            ---
Other                                                                     343               589            ---
                                                                     --------          --------       --------
    Total debt  . . . . . . . . . . . . . . . . . . . . . . .          29,513            23,388          1,800
Less: current maturities  . . . . . . . . . . . . . . . . . .          (2,110)           (2,310)        (1,800)
                                                                     --------          --------       --------
Total long-term debt  . . . . . . . . . . . . . . . . . . . .        $ 27,403          $ 21,078       $    ---
                                                                     ========          ========       ========

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 7 - DEBT (CONTINUED)

         At September 30, 1995, the Company had a Loan and Security Agreement with LaSalle Business Credit, Inc. (LaSalle Loan Agreement), which consisted of a $25.5 million revolving credit facility, including a $3 million "unbilled account subline," and a $4.5 million term loan. The Company could issue up to $3.0 million for letters of credit under the LaSalle Loan Agreement which would reduce availability under the revolving credit facility. The Company could choose an interest rate equal to 1.5 percent over the prime rate or 3.25 percent over the London Interbank Offered Rate (LIBOR) on revolving credit borrowings and 1.75 percent over the prime rate or 3.5 percent over LIBOR on term loan borrowings. At September 30, 1995, the interest rate on the amount due under the revolving line of credit was 11 percent including a 0.75 percent adjustment in connection with the unbilled subline. The interest rate for the term loan borrowings was 10.5 percent based on the prime rate. At September 30, 1995 there were no outstanding LIBOR loans. Outstanding letters of credit issued pursuant to the LaSalle Loan Agreement aggregated $450,000 at September 30, 1995. The credit facility had an initial term of three years commencing on September 28, 1994, with a prepayment penalty equal to 1.25 percent during the second year and 0.50 percent during the third year.

         On October 18, 1995, the Company entered into a new senior credit facility with Chemical Bank and Bank of Tokyo (Chemical Facility). The new $35 million senior credit facility includes a $6.5 million term loan, payable over four years, and a three year $28.5 million revolving line of credit. The loans are fully secured by the Company's billed and unbilled accounts receivable and its fixed assets. The terms of the Chemical Facility have been expanded to provide for additional borrowing, including eligible unbilled receivables up to $5 million and certain billed receivables over 90 days. The Company incurred deferred financing fees of $1.1 million in connection with the new facility which will be amortized over the three year term of the agreement.

         The Chemical Facility requires the Company to meet financial targets, maintain certain key ratios and comply with numerous financial covenants. Additionally the facility places restrictions and other conditions on the payment of dividend on common and preferred stock.

         Maturities of long-term debt outstanding at September 30, 1995, as determined under the provisions of the Chemical Facility, are as follows (in thousands):

1996  . . . . . . . . . . . . . . . . . . . . . .           $  2,110
1997  . . . . . . . . . . . . . . . . . . . . . .              1,456
1998  . . . . . . . . . . . . . . . . . . . . . .              1,948
1999  . . . . . . . . . . . . . . . . . . . . . .             21,999
2000  . . . . . . . . . . . . . . . . . . . . . .                 --

Thereafter  . . . . . . . . . . . . . . . . . . .              2,000
                                                            --------
                                                            $ 29,513
                                                            ========

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 8 - CONVERTIBLE SENIOR SUBORDINATED NOTE

         On November 15, 1994, the Company entered into an Amended and Restated Note Purchase Agreement with 399 Venture Partners, Inc. (the Investor), an affiliate of Citicorp Venture Capital, Ltd., in connection with the purchase of RES, pursuant to which the Company issued, and the Investor purchased, $10 million aggregate principal amount of a Convertible Senior Subordinated Note (the Convertible Senior Subordinated Note) and $2 million aggregate principal amount of a Senior Note (the Senior Note and collectively with the Convertible Senior Subordinated Note, the Notes). The Notes mature on November 21, 2004. Interest on the Convertible Senior Subordinated Note is payable semi-annually at 10 percent per annum. Interest on the Senior Note accrues at a rate per annum equal to the higher of 10 percent or the prime interest rate plus 1.75 percent. In the event that the Senior Note is not repaid in full with interest on or before October 21, 1995, interest will accrue thereunder and the Company thereafter will pay, on a semi-annual basis, interest in cash in respect of a restated principal amount equal to the then outstanding principal amount plus the amount of accrued but unpaid interest under the Senior Note through October 21, 1995. The Convertible Senior Subordinated Note is convertible by the holder at any time prior to maturity into approximately 305,000 shares of Junior Convertible Preferred Stock, par value $.01 per share. The Junior Convertible Preferred Stock is in turn convertible to Common Stock, par value $.01 per share, of the Company. Subject to certain adjustments for future below market stock issuances and similar events, the Convertible Senior Subordinated Note, if fully converted for Common Stock, would be convertible into approximately
3.05 million shares of Common Stock. As of October 21, 1995, the Senior Note, including accrued and unpaid interest remained unpaid and therefore became convertible by the holder at any time subsequent to October 21, 1995, on the same basis as the Convertible Senior Subordinated Note. Subject to certain adjustments for future below market issuances, stock splits and similar events, the Senior Note, if fully converted, including accrued and unpaid interest, would be convertible into approximately 665,000 shares of Common Stock. The Company has reserved 3,715,000 shares of Common Stock for issuance in the event of conversion of the Junior Convertible Preferred Stock.

         The holders of the Convertible Senior Subordinated Note and the Senior Note are not entitled to voting rights as stockholders of the Company. Upon conversion of the Notes to Junior Convertible Preferred Stock, the holders are entitled to participate with Common Stock, on an as-if converted basis, with respect to dividends, certain voting rights and, upon liquidation, dissolution and winding up of the Company; provided, however, that, except as required by law and as to matters which the Junior Convertible Preferred Stock is entitled to vote separately as a class, the total voting power of the Junior Convertible Preferred Stock will not represent more than 19.9 percent of the total voting power of the then outstanding Common Stock and Junior Convertible Preferred Stock, taken together.

         The Company has the right to prepay the Convertible Senior Subordinated Note, subject to certain provisions in the Company's credit facilities discussed in Note 7, and prepay the Senior Note. However, with respect to the Convertible Senior Subordinated Note, if prepayment occurs prior to November 21, 1999, and prior to the later of a two year period ending November 21, 1996 or the "Positive Development Trading Date", which date occurs after the Common Stock of the Company has traded above $7.00 per share for ninety consecutive days, and, with respect to the Senior Note, after October 21, 1995, the holder is entitled to a prepayment premium of up to 5 percent which reduces over time. Additionally, the holder of the Note retains an exercise right, in the event prepayment occurs prior to the later of November 21, 1996 and the "Positive Development Trading Date", to purchase shares of Junior Convertible Preferred Stock, at the same terms as were provided in the Notes, within a one year exercise period.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 9 - LEASES


         The Company leases office space and various equipment under non-cancelable leases expiring through 2000.

         For the transition period ended September 30, 1995, and the years ended February 28, 1995, 1994 and 1993, total lease expense charged to operations was approximately $4.1 million, $7.1 million, $3.6 million and $4.9 million, respectively and includes rentals under short-term cancelable leases.

         As of September 30, 1995, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):


1996  . . . . . . . . . . . . . . . . . . . . . . . .              $ 6,123
1997  . . . . . . . . . . . . . . . . . . . . . . . .                5,141
1998  . . . . . . . . . . . . . . . . . . . . . . . .                4,684
1999  . . . . . . . . . . . . . . . . . . . . . . . .                4,176
2000  . . . . . . . . . . . . . . . . . . . . . . . .                2,955
Thereafter  . . . . . . . . . . . . . . . . . . . . .                1,655
                                                                   -------
                                                                   $24,734
                                                                   =======



NOTE 10 - INCOME TAXES


         Provision (benefit) for federal and state income taxes are comprised of the following components (in thousands):


                                                                   YEAR ENDED FEBRUARY 28,
                                                              -----------------------------------
                                             1995             1995           1994          1993
                                             -----            -----          -----        -------
Current
   Federal  . . . . . . . . . . . . .        $  --            $ 405          $  --        $(1,916)
                                             -----            -----          -----        -------
   State  . . . . . . . . . . . . . .           87              153            135            (13)
                                             -----            -----          -----        -------
                                                87              558            135         (1,929)
Deferred:
   Federal  . . . . . . . . . . . . .           --               --             --           (658)
   State  . . . . . . . . . . . . . .           --               --             --             --
                                             -----            -----          -----        -------
                                                --               --             --           (658)
                                             -----            -----          -----        -------
TOTAL . . . . . . . . . . . . . . . .        $  87            $ 558          $ 135        $(2,587)
                                             =====            =====          =====        =======

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 10 - INCOME TAXES (CONTINUED)


   Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                                         SEPTEMBER 30,              FEBRUARY 28,
                                                                                            --------------------------
                                                                             1995               1995            1994
                                                                         ------------       -----------      ---------
Deferred tax assets:
   Bad debt allowance . . . . . . . . . . . . . . . . . . . . . .        $     277          $    484        $  1,234
   Restructuring and related items  . . . . . . . . . . . . . . .              359               310             862
   Capital loss carryforward  . . . . . . . . . . . . . . . . . .            1,331             1,331           1,278
   Net operating loss carryforward  . . . . . . . . . . . . . . .            3,005             1,791           1,429
   AMT and other credits  . . . . . . . . . . . . . . . . . . . .              999             1,306             ---
   Unconsolidated affiliates  . . . . . . . . . . . . . . . . . .              370               301             376
   Accrued liabilities  . . . . . . . . . . . . . . . . . . . . .            1,370             3,546             912
   Liabilities related to acquisitions  . . . . . . . . . . . . .            1,617             1,036             ---
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,087               233             398
   Valuation allowance  . . . . . . . . . . . . . . . . . . . . .           (5,434)           (5,183)         (5,009)
                                                                          --------           -------         -------
      Total deferred tax assets . . . . . . . . . . . . . . . . .            4,981             5,155           1,480
                                                                          --------           -------         -------

Deferred tax liabilities:
   Property and equipment . . . . . . . . . . . . . . . . . . . .           (1,475)           (1,099)         (1,353)
   Cash to accrual  . . . . . . . . . . . . . . . . . . . . . . .           (1,819)           (2,728)            ---
   Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (113)              (14)           (127)
   Goodwill . . . . . . . . . . . . . . . . . . . . . . . . . . .           (1,574)           (1,314)            ---
                                                                          --------            ------          ------
       Total deferred tax liabilities . . . . . . . . . . . . . .           (4,981)           (5,155)         (1,480)
                                                                          --------            ------          ------
       Net deferred taxes . . . . . . . . . . . . . . . . . . . .        $     ---          $    ---        $    ---
                                                                         =========          ========        ========


   The Company had net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $7.5 million and $3.3 million, respectively, at September 30, 1995. If unused, the net operating loss will expire beginning in fiscal 2008. The capital loss carryforward, if unused, will expire beginning in fiscal 1999. For financial reporting purposes, a valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets, including approximately $1.3 million of deferred tax assets related to companies acquired during the year ended February 28, 1995, net of deferred tax liabilities, to zero since the realization of such amounts is not assured. Future tax benefits from the carryforwards will reduce income tax expense when realized. Future tax benefits associated with the unrecognized net deferred tax assets of the companies acquired in fiscal 1995 will reduce goodwill when realized. Due to a greater than 50 percent change in ownership of the Company within the past three fiscal years, use of the carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 10 - INCOME TAXES (CONTINUED)

   A reconciliation of income tax expense (benefit) to amounts computed using federal statutory rates are shown below (in thousands):

                                                                                            YEAR ENDED FEBRUARY 28,
                                                                                       ---------------------------------
                                                                              1995        1995        1994         1993
                                                                             ------     -------     -------      --------
Income tax expense (benefit) computed
   at the federal statutory rate  . . . . . . . . . . . . . . . .            $   35     $   977     $(2,446)     $ (3,947)
Loss carryforward for which no benefit was
   provided . . . . . . . . . . . . . . . . . . . . . . . . . . .                --          --       2,446         1,281
Utilization of previously unbenefited losses  . . . . . . . . . .              (372)       (826)         --            --
Elimination of deferred taxes . . . . . . . . . . . . . . . . . .                --          --          --           142
State taxes . . . . . . . . . . . . . . . . . . . . . . . . . . .                87         100         135           (13)
Non-deductible goodwill amortization  . . . . . . . . . . . . . .               142          69          --            --
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               195         238          --           (50)
                                                                             ------     -------     -------      --------
Income tax expense (benefit)  . . . . . . . . . . . . . . . . . .            $   87     $   558     $   135      $ (2,587)
                                                                             ======     =======     =======      ========


NOTE 11 - EMPLOYEE BENEFIT PLAN

   The Company has a defined contribution plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, are matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. For the seven months ended September 30, 1995 and the year ended February 28, 1995 the Company accrued matching contributions of $147,000 and $161,000, respectively. There were no Company contributions for years ended February 28, 1994 and 1993.

NOTE 12 - REDEEMABLE PREFERRED STOCK

   In connection with the acquisition of BCM, the Company authorized and issued 78,000 shares of Redeemable Preferred Stock (the Redeemable Preferred Stock). Each share has a $100 redemption value, is senior to the Company's common stock and has a liquidation preference of $100 per share plus accrued and unpaid dividends. The Redeemable Preferred Stock was recorded at its initial fair value of $6,868,000 on the date of issuance. The excess of the redemption value over the carrying value is being accreted to redemption value by periodic charges to retained earnings using the interest method and an effective annual rate of return of 7.5 percent. The Redeemable Preferred Stock has a 5.0 percent per annum cumulative dividend payable quarterly. If the Company fails for any reason to make a scheduled quarterly dividend payment on the Redeemable Preferred Stock, the rate of the dividends shall increase from 5 percent per annum to 7.5 percent per annum per share, and if failure to pay a quarterly dividend occurs a second consecutive time, the rate of dividends shall increase to 10 percent per annum per share. When all accrued but unpaid dividends have been paid in full at the adjusted rate, the dividend rate for future dividends will return to the initial rate of 5 percent per annum. The Redeemable Preferred Stock shall not have any right or power to vote on any question or in any proceeding or to be represented at any meeting of the Company's stockholders. The Company at its option may redeem shares of Redeemable Preferred Stock, in whole or in

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 12 - REDEEMABLE PREFERRED STOCK (CONTINUED)

part, at any time. The Company is required to redeem at a redemption price of $100 per share plus accrued but unpaid dividends, and to the extent such redemption payments are permitted in accordance with the covenant set forth therein, no later than each of the fifth, sixth and seventh anniversaries of the date of issuance of the shares of Redeemable Preferred Stock, not less than one-third of the total shares originally authorized and issued. In the event the Company fails to make a scheduled redemption payment, the redemption date for all remaining shares of Redeemable Preferred Stock is accelerated and the rate of dividends increases to 15 percent per annum.

   The Redeemable Preferred Stock issued in connection with the acquisition of BCM is held by the BCM Employee Stock Ownership Trust (the ESOP) for the future benefit of vested participants. Effective September 28, 1994, the ESOP was amended to fully vest all participants who were employed by BCM on September 28, 1994 and to provide that no further contributions are to be made to the ESOP. The Company has entered into a Trust and Security Agreement which created a trust (the Trust) to secure payment of certain current and future obligations of the Company arising in connection with the acquisition of BCM, principally the payment of dividends on and the redemption of the Redeemable Preferred Stock. Participants become eligible for distribution of the Redeemable Preferred Stock held for their account in the ESOP upon retirement, death, disability or in the sixth year following termination of employment. The participants can put the Redeemable Preferred Stock back to the Company at the $100 redemption value in exchange for cash or cash and a subordinated note payable. Payments to a participant by the Company are limited to the greater of 20 percent of the redemption value of the shares of Redeemable Preferred Stock or $10,000 per year. Certain insurance policies on the lives of former and present employees of BCM, with aggregate death benefits of approximately $41 million and an aggregate cash surrender value (net of policy loans) of approximately $800,000, are held by the Trust for the benefit of the beneficiaries. The Company is obligated to contribute $100,000 each fiscal quarter to fund premium payments on the insurance policies. The Trust will terminate after all secured indebtedness has been satisfied, and any remaining assets will be returned to the Company.

NOTE 13 - STOCK OPTION PLANS

   The Company has various plans which provide for the grant of incentive awards to employees, advisors and non-employee directors. During fiscal 1994, the 1986 Employee Stock Option Plan and the 1992 Non-employee Directors Stock Option Plans were terminated except as to options then outstanding. The terminated plans were replaced by the 1994 Stock Incentive Plan and the 1994 Non-employee Directors Stock Option Plan (1994 Directors' Plan). A maximum of 1,200,000 and 250,000 shares of the Company's common stock are issuable in connection with awards granted under the 1994 Stock Incentive Plan and 1994 Directors' Plan, respectively.

   The 1994 Stock Incentive Plan provides for the granting of incentive stock options and other stock-based awards to key employees and advisors. The exercise price of options granted under the plan is 100 percent of the fair market value of common stock on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors and expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. At September 30, 1995, there were no shares outstanding pursuant to other stock-based awards under the plan.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 13 - STOCK OPTION PLANS (CONTINUED)


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

         The following table summarizes activity under the Company's stock plans:

                                                                                              Option Price
                                                                          Shares                Per Share
                                                                         ---------          ----------------

February 29, 1992 . . . . . . . . . . . . . . . . . . . .                  841,500          $6.75  -   $15.73
   Granted  . . . . . . . . . . . . . . . . . . . . . . .                  255,000          $3.40  -   $ 7.75
   Re-issued  . . . . . . . . . . . . . . . . . . . . . .                 (146,500)              $15.73
   Lapsed or canceled . . . . . . . . . . . . . . . . . .                 (175,750)         $3.40  --  $15.73
                                                                         ---------
February 28, 1993 . . . . . . . . . . . . . . . . . . . .                  774,250          $3.40  --  $15.73
   Granted  . . . . . . . . . . . . . . . . . . . . . . .                  369,000          $2.88  --  $ 5.00
   Lapsed or canceled . . . . . . . . . . . . . . . . . .                 (343,000)         $2.88  --  $15.73
                                                                         ---------
February 28, 1994                                                          800,250          $2.88  --  $15.73
   Granted  . . . . . . . . . . . . . . . . . . . . . . .                  491,456          $3.25  --  $ 7.00
   Exercised  . . . . . . . . . . . . . . . . . . . . . .                 (106,689)         $2.88  --  $ 5.00
   Lapsed or canceled . . . . . . . . . . . . . . . . . .                 (307,862)         $2.88  --  $15.73
                                                                         ---------
February 28, 1995 . . . . . . . . . . . . . . . . . . . .                  877,155          $2.88  --  $15.73
   Granted  . . . . . . . . . . . . . . . . . . . . . . .                  327,400          $5.38  --  $ 6.50
   Exercised  . . . . . . . . . . . . . . . . . . . . . .                  (92,799)         $2.88  --  $ 4.38
   Lapsed or canceled . . . . . . . . . . . . . . . . . .                 (101,652)         $2.88  --  $11.00
                                                                         ---------
September 30, 1995  . . . . . . . . . . . . . . . . . . .                1,010,104          $2.88  --  $15.73
                                                                         ---------


         At September 30, 1995, 657,658 shares of the Company's Common Stock were reserved for future grant under the plans. At September 30, 1995, and February 28, 1995, 1994 and 1993, options for 191,247, 358,617, 700,250 and
254,393 shares, respectively, were exercisable.


NOTE 14 - COMMITMENT AND CONTINGENCIES

         The Company filed an action for breach of contract and rescission against seven potentially responsible parties (the PRP's) in the Circuit Court, Multnomah County, Oregon in February 1995. The Company is pursuing recovery for amounts due as a result of its performance of services, including $1.3 million of accounts receivable and retainage, $2.5 million of unrecovered equipment investment and other damages resulting in a total claim exceeding $8.5 million. Prior to the Company's claim, activity at the site had been suspended pending approval by EPA of changes in the remedial activities proposed by the PRP's and supported by independent engineering reports which acknowledge significant differences in the waste at the site from those conditions specified in the EPA Record of Decision and in the initial Remedial

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 14 - COMMITMENT AND CONTINGENCIES (CONTINUED)

Investigation performed by others at the site. The court action has been abated pending the arbitration before the American Arbitration Association of issues initiated by the PRP's seeking reimbursement by the Company of approximately $18.0 million paid for work performed under the contract. The Company will vigorously defend its position and intends to aggressively pursue all amounts recoverable related to the performance at this site.

         In November 1993, second amended complaints and initial complaints were filed in the Circuit Court of the State of Mississippi, County of Jackson, which included RES along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involve approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine, released from an overturned tanker. Settlements by other defendants are pending. In the event proposed settlements are completed, eighty-seven plaintiffs' claims will be dismissed leaving one hundred thirty-two plaintiffs with claims remaining against RES, including the two wrongful death claims. The special damages of remaining plaintiffs are approximately $400,000 not including unstated general damages. RES will be entitled to a credit for payments made by settling defendants against any remaining plaintiffs. The Company, in its defense, rejects every allegation. The matter is in the discovery phase. The Company is vigorously defending the described litigation.

         In October 1990, a mortgage lender commenced an action against Mt. Laurel Associates (the "Developer"), its legal counsel, architect and BCM Engineers Inc. ("BCM", an affiliated subsidiary of the Company), in the District Court of Burlington County, New Jersey. The claims against BCM are for damages based on negligent misrepresentations in certifications allegedly made by BCM at the closing of an $8.5 million loan of compliance of the property with laws, ordinances and governmental requirements. The U.S. Corps of Engineers issued a letter requiring the Developer to cease and desist from certain activities on the property due to placement of fill material placed in regulated wetlands in violation of the Federal Clean Water Act. The Developer's legal counsel and architect have been dismissed through an agreed settlement. BCM's scope of services excluded the obligation to assess and delineate the Developer's property with respect to federally regulated wetlands. BCM is vigorously defending this matter which is expected to be set for trial in the spring of 1996.

         The Company is also currently a party to other claims and litigation related to its business. Although no assurances can be given, management believes, based on its experience, and after considering appropriate reserves that have been established, the outcome of the litigation described above and other litigation will not have material adverse effect on the future financial condition or results of operations of the Company.

NOTE 15 - SPECIAL ITEMS

         In September 1995, the Company incurred $393,000 in severance and relocation costs in connection with the Company's continuing effort to reduce operating costs.

         In the second and fourth quarters of fiscal 1994, the Company recorded special items aggregating $9.3 million associated with management's focus on resolving ongoing operational issues, such as project specific claims issues, investments in non-core business activities, and new information systems, staff reductions and office closings.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

NOTE 15 - SPECIAL ITEMS (CONTINUED)

         Of the $9.3 million of aggregate special items, $2.3 million was attributable to additional costs and changes in profit estimates related to construction contracts and is included in cost of revenues and $2.7 million related primarily to the write-off of the Company's equity method investment in LRC, a joint venture formed to develop an incinerator, and is included in losses of unconsolidated affiliates. The remaining $4.3 million in charges is included in special items and includes $2.4 million of restructuring charges associated with office closures and severance costs aggregating $1.8 million and the write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000. The effect of the office closures and restructuring charges was to eliminate the costs of operating certain offices in fiscal 1995 and thereafter. These costs, primarily indirect costs classified in cost of revenues, aggregated $2.3 million in fiscal 1994. Since the offices were closed and staff reductions occurred in March and April of 1994, the first two months of the fiscal year, savings were realized immediately and for virtually all of fiscal 1995. Additionally in 1994, there were other special charges which included an asset write-off resulting from the implementation of a new information system of approximately $440,000, a writedown of process equipment determined to have impaired value of approximately $490,000, and an accrual of costs associated with litigation of $1 million. Identifiable savings beyond 1995 can not be determined because of the change in size and complexity of the Company resulting from the recent acquisitions of BCM and RES.

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


NOTE 16 - UNAUDITED CONSOLIDATED STATEMENT OF OPERATION FOR THE SEVEN MONTHS ENDED SEPTEMBER 30, 1994


Revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $     43,771
Cost of revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .                    38,006
                                                                                   ------------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . . . .                     5,765
Selling, general, and administrative expenses . . . . . . . . . . . .                     4,192
                                                                                   ------------
Income from operations  . . . . . . . . . . . . . . . . . . . . . . .                     1,573
Interest expense  . . . . . . . . . . . . . . . . . . . . . . . . . .                        41
                                                                                   ------------
Income before income tax expense  . . . . . . . . . . . . . . . . . .                     1,532
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . . . .                       335
                                                                                   ------------
Income before earnings of unconsolidated affiliates . . . . . . . . .                     1,197
Share in  operating earnings of unconsolidated affiliates . . . . . .                       263
                                                                                   ------------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              $      1,460
                                                                                   ============
Weighted average number of common and common
   equivalent shares outstanding  . . . . . . . . . . . . . . . . . .                 5,782,100
                                                                                   ============
Earnings per common and common equivalent share . . . . . . . . . . .              $        .25
                                                                                   ============



                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)


                                                                                                  NET (WRITE-
                                                                                                     OFFS)
                                                                                                   RECOVERIES    BALANCE
                                                      BALANCE AT                                    CHARGED         AT
                                                       BEGINNING        OTHER      CHARGED TO       AGAINST       END OF
                                                       OF PERIOD      RESERVES       EXPENSE        RESERVE       PERIOD
                                                      ----------      --------     ----------      ----------    --------
Allowance for Doubtful Accounts:
Seven months ended
   September 30, 1995 . . . . . . . . . . . . . . .       $1,312       $  442(b)      $  124        $  (376)     $ 1,502

Year ended February 28, 1995  . . . . . . . . . . .          485        1,188(a)         165           (526)       1,312
Year ended February 28, 1994  . . . . . . . . . . .        1,300           --           (122)          (693)         485
Year ended February 28, 1993  . . . . . . . . . . .          500           --          2,645         (1,845)       1,300

___________

(a) Additional reserves recognized with the acquisitions of BCM Engineers ($777) and Riedel Environmental Services ($411)

(b) Additional reserves recognized as a result of the finalization of the purchase price allocation relating to the 1995 acquisitions..