Form 10-Q
period 1995-12-31
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1996-02-14
CIK 798139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
********************************************************************************

                                   FORM 10-Q

     / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1995

     /   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

            For the transition period from           to
                                           ---------    ---------

                         COMMISSION FILE NUMBER 0-14992

                SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                --------------------------------------------
           (exact name of registrant as specified in its charter)

DELAWARE                                                  38-2294876
--------                                                  ----------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                            Identification No.)

           3501 JAMBOREE ROAD, SUITE 550, NEWPORT BEACH, CA  92660
           -------------------------------------------------------
                  (Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 737-7900
                                                          ---------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                                ---      ---
On January 30, 1996, the registrant had 5,857,015 shares of common stock outstanding.

================================================================================

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED DECEMBER 31, 1995

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS


           PART I. FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
             Item 1:  Financial Statements

                      Consolidated Balance Sheets as of December 31, 1995
                      (unaudited) and September 30, 1995                                                     3-4

                      Consolidated Statements of Operations (unaudited)
                      for the three months ended December 31, 1995 and 1994                                   5

                      Consolidated Statements of Cash Flows (unaudited)
                      for the three months ended December 31, 1995 and 1994                                  6-7

                      Notes to Consolidated Financial Statements (unaudited)                                  8

             Item 2:   Management's Discussion and Analysis of
                       Financial Condition and Results of Operations                                         9-13

           PART II.  OTHER INFORMATION

             Item 5:  Other Information                                                                       14

             Item 6:   Exhibits and Reports on Form 8-K                                                       14

                       Signature                                                                              15

                       Exhibit 11  Computation of per share earnings, for the
                       three months ended December 31, 1995 (unaudited)                                       16

                       Exhibit 27 Requirements for the format and input of financial data schedules (EDGAR version only)

PART 1 FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                          December 31,     September 30,
                                                               1995            1995
                                                          ------------     -------------
                                                          (unaudited)
ASSETS
------

Current Assets:
   Cash                                                      $    594       $     510
   Accounts receivable, less allowance for doubtful
      accounts of $1,649 and $1,502                            49,855          53,379
   Costs and estimated earnings on long-term
      contracts in excess of billings                           1,654           2,287
   Prepaid expenses and other current assets                    3,567           2,676
                                                             --------       ---------
      Total current assets                                     55,670          58,852

Property and equipment:
   Equipment                                                   21,202          21,949
   Land and buildings                                           4,007           4,007
   Leasehold improvements                                       1,049           1,044
                                                             --------       ---------
      Total property and equipment, at cost                    26,258          27,000
   Less accumulated depreciation and amortization               9,733          10,062
                                                             --------       ---------
      Property and equipment, net                              16,525          16,938

Other assets:
   Intangible assets, net of accumulated amortization
      of $1,003 and $712, respectively                         16,047         16,338
   Goodwill, net of accumulated amortization of
      $423 and $322, respectively                              15,244         15,345
   Investment in unconsolidated affiliate                       2,002          1,502
   Other assets                                                 4,554          5,033
                                                             --------       --------
TOTAL ASSETS                                                 $110,042       $114,008
                                                             ========       ========



          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                    CONSOLIDATED BALANCE SHEETS (continued)
                                 (In thousands)

                                                          December 31,    September 30,
                                                             1995            1995
                                                          ------------    -------------
                                                          (unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
---------------------------------------
   AND COMMON STOCKHOLDERS' EQUITY
   -------------------------------

Current liabilities:

   Accounts and subcontracts payable                         $ 20,276        $ 24,147
   Accrued expenses and other liabilities:
      Compensation and related fringes                          5,051           4,973
      Severence and office closures                               841           1,618
      Other                                                     7,878           9,343
   Billings on long-term contracts in excess of
      costs and estimated earnings                              1,340           1,251
   Current maturities of long-term debt and
      short-term borrowings                                     2,861           2,110
                                                             --------        --------
      Total current liabilities                                38,247          43,442

Long-term debt                                                 28,111          27,403

Other long-term liabilities                                     5,494           6,017

Convertible Senior Subordinated Note, 10% maturing
   in 2004, convertible into 3,717,449 and 3,048,780
   common shares, respectively at $3.28 per share              12,193          10,000

Commitments and contingencies:

Redeemable Preferred Stock, $0.01 par value; 78,000
   shares authorized; 74,439 and 76,218
   shares issued, respectively; 5% cumulative
   dividend; $100 redemption value                              6,722           6,857

Junior Convertible Preferred Stock; $0.01 par value;
   371,500 shares authorized; none issued                           -               -

Preference Stock; $0.01 par value; 1,000,000 shares
   authorized; none issued                                          -               -

Preferred stock $0.01 par value; 550,500 shares
   authorized; none issued                                          -               -

Common stockholders' equity:
   Common stock; $0.01 par value; 20,000,000 shares
      authorized; 5,857,015 and 5,850,015 shares
      issued and outstanding, respectively                         58              58
   Additional paid in capital                                  17,169          17,149
   Retained earnings                                            2,048           3,082
                                                             --------        --------
      Total common stockholders' equity                        19,275          20,289
                                                             --------        --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
   STOCK AND COMMON STOCKHOLDERS EQUITY                      $110,042        $114,008
                                                             ========        ========

          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                   unaudited

                                                                   Three months
                                                                ended December 31,
                                                             -----------------------
                                                                1995         1994
                                                             ---------    ----------
Revenues                                                     $  46,758    $  35,219

Cost of revenues                                                40,876       30,433
                                                             ----------   ----------
      Gross profit                                               5,882        4,786

Selling, general and administrative expenses                     3,849        3,413
Amortization of intangible assets, goodwill and
   deferred financing fees                                         488          145
Special items                                                      393            -
                                                             ----------   ----------

      Income from operations                                     1,152        1,228

Interest expense                                                (1,154)        (554)
                                                             ----------   ----------

      (Loss) income before share in earnings of
           unconsolidated affiliate, income taxes and
           extraordinary item                                       (2)         674

Share in earnings of unconsolidated affiliate                      500          344
                                                             ----------   ----------

      Income before income taxes and
           extraordinary item                                      498        1,018

Income tax expense                                                (113)        (106)
                                                             ----------   ----------

      Income before extraordinary item                             385          912

Extraordinary item - loss on debt refinancing, net of
   $ 113 tax benefit                                            (1,282)           -
                                                             ----------   ----------

      Net (loss) income                                           (897)         912

Dividends and accretion on Redeemable Preferred Stock             (137)        (131)
                                                             ----------   ----------
      Net (loss) income applicable to common stock           $  (1,034)   $     781
                                                             ----------   ----------

Weighted average number of common and common
   equivalent shares outstanding                             5,882,823    5,950,363
                                                             ==========   ==========

Income (loss) per common and common equivalent share:

   Income before extraordinary item                          $    0.07    $    0.15
   Extraordinary item                                            (0.22)        0.00
                                                             ----------   ----------
   Net (loss) income                                         $   (0.15)   $    0.15
                                                             ==========   ==========
   Net (loss) income applicable to common stock              $   (0.18)   $    0.13
                                                             ==========   ==========


          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                  unaudited

                                                                Three months
                                                              ended December 31,
                                                           ------------------------
                                                              1995           1994
                                                           ---------      ---------
OPERATING ACTIVITIES
--------------------

Income before extraordinary item                             $    385     $    912

Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation and amortization                                1,135          761
   Gain on disposal of equipment                                 (333)           -
   Share in earnings of affiliate                                (500)        (344)

Changes in operating assets and liabilities, net of effects from acquisitions:

   Accounts receivable                                          3,524         (247)
   Costs and estimated earnings on long-term
      contracts in excess of billings                             633         (313)
   Prepaid expenses and other current assets                     (891)         774
   Other assets                                                   484         (460)
   Accounts and subcontracts payable                           (3,871)       1,462
   Accrued expenses and other liabilities                      (2,063)      (3,679)
   Billings on long-term contracts in excess of costs
      and estimated earnings                                       89         (643)
   Other long-term liabilities                                   (523)        (153)
   Other, net                                                    (137)          42
                                                             ----------   ---------
      Net cash used in operating activities                  $ (2,068)    $ (1,888)
                                                             ==========   =========


          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                 (In thousands)
                                  unaudited

                                                                Three months
                                                              ended December 31,
                                                             ---------------------
                                                               1995         1994
                                                             --------     --------
INVESTING ACTIVITIES
--------------------

   Capital expenditures                                       $  (453)     $  (499)
   Advances (to) from affiliates                                    -          512
   Proceeds from sale of fixed assets                             553            -
   Purchase of Riedel Environmental Services (net of cash
      acquired)                                                     -      (18,336)
                                                              --------     --------
      Net cash provided by (used in) investing activities         100      (18,323)
                                                              --------     --------

FINANCING ACTIVITIES
--------------------

   Proceeds from revolving line of credit                      20,649        5,053
   Retirement of revolving line of credit                     (21,537)           -
   Borrowings on revolving line of credit, net                  1,576          379
   Proceeds from term loan                                      6,500        2,000
   Retirement of term loan                                     (3,400)           -
   Repayments on term loan                                       (295)        (155)
   Proceeds from issuance of Convertible Senior
     Subordinated Note                                              -       10,000
   Proceeds from issuance of Senior Note                            -        2,000
   Borrowings from conversion of Senior Note                      193            -
   Payment of financing fees                                   (1,096)           -
   Payment of early debt extinguishment penalty                  (287)           -
   Repayments of debt                                             (34)      (1,144)
   Proceeds from exercise of stock options                         14            -
   Repurchase of Redeemable Preferred Stock                      (177)           -
   Dividends paid on Redeemable Preferred Stock                   (95)           -
   Other                                                           41           33
                                                              --------     --------
      Net cash provided by financing activities                 2,052       18,166
                                                              --------     --------
Net increase (decrease) in cash                                    84       (2,045)

Cash at beginning of period                                       510        2,793
                                                              --------     --------
Cash at end of period                                         $   594      $   748
                                                              ========     ========


          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared by Smith Environmental Technologies Corporation (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven months transition period ended September 30, 1995. The results of operations for the quarter ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

     The Company is currently party to various legal actions arising in the normal course of its business, some of which involve claims and substantial sums. Such legal actions were previously described in the Company's transition report on Form 10-K for the seven month transition period ended September 30,
1995.   Additional legal actions and claims have been filed against the Company in the period ended December 31, 1995. While such legal actions could result in judgments against the Company, management believes, based on its experience and after considering appropriate reserves that have been established at December 31, 1995, that the outcome of such litigation will not have material adverse effect on the future financial condition or results of the operations of the Company.

NOTE 3 - INDUSTRY SEGMENT

     The Company operates within a single industry segment. Revenues generated outside the United States were approximately $1.2 million for the quarter ended December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and the Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the notes to the consolidated financial statements of the Company included herein and the Company's Transition Report on Form 10-K for the seven month transition period ended September 30, 1995.



                                                   Three months ended
                                                   December 31, 1995
                                                   -------------------
                                                     1995      1994
                                                   --------   --------
Revenues                                            100.0 %   100.0 %
Cost of revenues                                     87.4      86.4
                                                    -----     -----
          Gross profit (loss)                        12.6      13.6

Selling, general and administrative expenses          8.2       9.7
Amortization of intangible assets, goodwill and
       deferred financing fees                        1.0       0.4
Special items                                         0.9       0.0
                                                    -----     -----
          Income from operations                      2.5       3.5

Interest expense                                      2.5       1.6
                                                    -----     -----
          Income before share in earnings of
            unconsolidated affiliate, income taxes
            and extraordinary item                    0.0       1.9

Share in earnings of unconsolidated affiliate         1.1       1.0
                                                    -----     -----

          Income before income taxes and
                      extraordinary item              1.1       2.9

Income tax expense                                    0.2       0.3
                                                    -----     -----
          Income before extraordinary item            0.9       2.6

Extraordinary item - loss on debt refinancing, net
       of tax benefit                                (2.7)      0.0
                                                    -----     -----
         Net (loss) income                           (1.8)%     2.6 %
                                                    =====     =====

GENERAL

      The Company provides a broad range of comprehensive environmental consulting, engineering, remediation and construction services principally to clients throughout the United States including various federal, state and local government agencies with sites contaminated with hazardous materials. The timing of the Company's revenues is primarily dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or full fiscal year.

      The Company's consolidated financial statements at December 31, 1995 include the results of operations for BCM Engineers Inc. ("BCM"), Riedel Environmental Technologies, Inc. ("RES") and RESNA Industries, Inc. ("RESNA"). The consolidated financial statements for the same quarter in 1994 include the results of BCM for the full quarter, RES from November 21, 1994 and do not include results from RESNA.

      Certain amounts from prior periods have been reclassified to conform to current period presentation.

COMPARISON OF QUARTER ENDED DECEMBER 31, 1995 AND 1994

      Revenues for the quarter ended December 31, 1995 were $46.8 million compared with $35.2 for the same quarter in 1994, an increase of $11.6 million or 32.8 percent. The increase in revenues was primarily attributable to the acquisition of RES in November, 1994. Revenues for the quarter ended December 31, 1995, exclusive of revenues attributable to RES, were approximately $27.0 million, 9.4 percent lower than the same quarter in 1994. The decrease in revenues exclusive of RES is primarily attributable to lower construction revenues.

      Gross profit for the quarter ended December 31, 1995 was $5.9 million or
12.6 percent of revenues compared with $4.8 million or 13.6 percent of revenues for the quarter ended December 31, 1994, an increase of approximately $1.1 million. The increase in gross profit was primarily attributable to the acquisition of RES in November 1994 . Gross profit exclusive of operating results attributable to RES was approximately $4.5 million during the quarter ended December 31, 1995, compared with $4.6 million for the same quarter in 1994. The decrease in gross profit exclusive of RES is primarily attributable to slightly lower margins on construction projects, partially offset by higher engineering margins.

      Selling, general and administrative expenses (SG&A) for the quarter ended December 31, 1995 were $3.8 million compared with $3.4 million for the same quarter last year, an increase of approximately $400,000. SG&A as a percentage of revenues for the quarter ended December 31, 1995 was 8.2 percent compared with 9.7 percent for the same quarter in 1994. The decrease in SG&A as a percentage of revenues is primarily a result of cost control measures implemented by the Company during 1995 in consolidating administrative costs within the acquired companies. During the quarter, the Company recorded in SG&A approximately $347,000 of costs in connection with its strategic plan to acquire related companies. Additionally it recorded a gain of approximately $333,000 on the sale of surplus field equipment.

      Amortization of goodwill, intangible assets and deferred financing fees for the quarter ended December 31, 1995 was $488,000, compared with $145,000 in the same quarter in 1994. The increase is primarily a result of the finalization in September 1995 of the allocation of the acquired companies' purchase prices.

      Special items were $393,000 for the quarter ended December 31, 1995 and included severance and relocation costs in connection with office closings and consolidations.

      Net interest expense for the quarter ended December 31, 1995 was $1.2 million compared with $600,000 for the same quarter in 1994. The increase in interest expense is primarily due to increased bank borrowings and related debt in connection with acquisitions of BCM, RES and RESNA.

      In the quarter ended December 31, 1995, the Company provided for income taxes of $113,000 at an effective tax rate of approximately 23 percent. The effective tax rate differs from the federal statutory rate of 34 percent as a result of state income taxes and the utilization of net operating loss carryforwards. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. Due to a greater than 50 percent change in ownership, use of carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

      The Company's share of earnings of an unconsolidated affiliate in the quarter ended December 31, 1995 was $500,000 compared with $344,000 for the same quarter in 1994. The increase in the Company's share in the affiliate's earnings resulted primarily from the resolution of a contract dispute.

      The Company recorded an extraordinary charge of approximately $1.3 million, net of tax benefit of $113,000 during the quarter ended December 31, 1995 as a result of refinancing its senior credit facility. The charge includes unamortized financing fees and a prepayment penalty in connection with the refinancing.

LIQUIDITY AND CAPITAL RESOURCES

        On October 18, 1995 the Company executed a $35 million credit facility with Chemical Bank and BOT Financial Corporation. The facility (the "Chemical Facility"), which replaced the LaSalle Loan Agreement (the "LaSalle Loan Agreement") consists of a $6.5 million term loan and a $28.5 million revolving line of credit. Similar to the LaSalle Loan Agreement, the calculation of the borrowing base for the Chemical Facility is based on eligible accounts receivable, as defined in the credit agreement. The Chemical Facility provides for a $5 million unbilled account subline whereby unbilled receivables, subject to limitations, are included in the calculation of the borrowing base. Changes in the borrowing base can occur due to the magnitude and timing of the Company's billings for services, which in turn are impacted by, among other things, contractual terms and seasonal considerations and the timing of collection of billed receivables. On October 18, 1995, available borrowing capacity under the Chemical Facility was approximately $30 million compared with $23 million under the LaSalle Loan Agreement.

      The principal sources of liquidity for the Company's business and operating needs are internally generated funds from operations and available revolving credit borrowings under the Chemical Facility. For the quarter ended December 31, 1995, operating activities used net cash of approximately $2.1 million, primarily to reduce accounts payable and accrued expenses and other liabilities with cash provided in part by accelerated client billings and increased collections of accounts receivable. Investing activities provided approximately $100,000 in net cash derived from sales of fixed assets offset by capital expenditures. Financing activities provided approximately $2.1 million, principally from borrowings under the Chemical Facility.

      The Company incurred substantially all of its long term debt in connection with the acquisitions of BCM, RES and RESNA. As of December 31, 1995, long term debt, including current maturities of $2.9 million, was approximately $43.2 million, the components of which were borrowings of $22.7 million under the revolving credit facility and $ 6.3 million of the term loan under the Chemical Facility, $12.2 million of Convertible Subordinated Notes and $2 million of other notes and capital leases. The unused borrowing capacity as of January 31, 1996, under the Chemical Facility was approximately $1.0 million.

      During the quarter ended December 31, 1995, management of the Company continued its focus on consolidating the acquired companies by resolving operational issues, taking actions to increase the efficiency of the Company's operations and improving the management of its working capital by implementing programs to accelerate the collection of its accounts receivable. As a result of these programs, the Company was able to reduce its accounts receivable by approximately $3.5 million, which in addition to increased borrowing capacity under the Chemical Facility resulted in a $5.9 million reduction in accounts payable and other liabilities. Management believes that these actions and the expanded credit facility enhances the Company's ability to fund its obligations in future periods. However, in the event the Company fails to continue to improve the management of its working capital, its liquidity and financial position could be materially adversely impacted.

      In connection with the Chemical Facility, the Company was required to meet certain financial covenants including a consolidated current ratio of 1.50 at December 31, 1995. The Company's current ratio at December 31, 1995 was
1.45. On February 1, 1996, the Company's senior lender waived the December 31, 1995 covenant requirement and amended the future covenant requirement to a minimum current ratio of 1.25 for each successive quarter during fiscal year 1996 and 1.50 thereafter.

BACKLOG

      As of December 31, 1995, the Company had a contract backlog of orders of approximately $106 million compared with approximately $125 million and $75 million at September 30, 1995 and December 31, 1994, respectively. The value of unfunded or indefinite delivery order contracts ("IDO") was approximately $147 million as of December 31, 1995 compared with approximately $141 million and $180 million at September 30, 1995 and December 31, 1994, respectively. The combined contract backlog as of December 31, 1995 was approximately $253 million compared with approximately $266 million and $255 million at September 30, 1995 and December 31, 1994, respectively. The ultimate value of the backlog is subject to change as the scope of work on projects change. Customers often retain the right to change the scope of work with an appropriate increase or decrease in contract price.

OTHER ITEMS AFFECTING OPERATING RESULTS

      The Company generates a substantial portion of revenues under its Emergency Response Cleanup Services (ERCS) contracts for the Environmental Protection Agency ("EPA"). The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising 6 states bordering the Great Lakes. The ERCS Zone 4A contract has been renewed through its final option year covering the period through February 1996. The ERCS Region 5 contract is renewable for one year periods through September 1997.

      On February 1, 1996, the Company was notified by the EPA that it was awarded a six month extension and a three month option on its ERCS Zone 4A contract valued at approximately $17.2 million.

      Revenues from EPA contracts for the three months ended December 31, 1995 were approximately $13.0 million. Annual revenues from EPA contracts for RES in the years prior to the Company's acquisition averaged approximately $35 million. The Company anticipates that it will continue to receive similar levels of revenues in fiscal 1996. The Company intends to actively seek the award of future EPA remedial action contracts, particularly the replacement contract for the ERCS Zone 4A.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

PART II

ITEM 5:  OTHER INFORMATION

             On December 29, 1995, the Company executed the First Amendment, Waiver and Consent to the Chemical Loan and Security Agreement dated October 18, 1995. The amendment, among other items, provided for a change in the consolidated tangible net worth covenant.

             On February 1, 1996, the Company executed the Second Amendment and Waiver to the Chemical Loan and Security Agreement dated October 18, 1995. The amendment provided for a change in the consolidated current ratio covenant.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

             10.22 First Amendment, Waiver and Consent to the Chemical Loan and Security Agreement dated as of December 29, 1995, by and among the registrant, BCM Engineers Inc. (a Pennsylvania Corporation), BCM Engineers Inc. (an Alabama Corporation), Riedel Environmental Services, Inc., and Chemical Bank, as agent for the lenders.

             10.23 Second Amendment and Waiver to the Chemical Loan and Security Agreement dated as of February 1, 1996, by and among the registrant, BCM Engineers Inc. (a Pennsylvania Corporation), BCM Engineers Inc.(an Alabama Corporation), Riedel Environmental Services, Inc., and Chemical Bank, as agent for the lenders.

             11           Statement regarding computation of earnings per share

             27 Requirements for the format and input of financial data schedules (Edgar version only).

        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the three months ended December 31, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Smith Environmental Technologies Corporation
                                        (Registrant)

                                        By:  /s/ William T. Campbell
                                             ---------------------------------
                                                 William T. Campbell
                                                 Vice President - Finance