Form 10-Q
period 1996-03-31
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1996-05-15
CIK 798139

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

********************************************************************************
                                   FORM 10-Q

        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

On April 30, 1996, the registrant had 5,901,925 shares of common stock outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1996

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

                               TABLE OF CONTENTS

     PART I. FINANCIAL INFORMATION


                                                                                                           Page
                                                                                                           ----
            Item 1:  Financial Statements

                     Consolidated Balance Sheets as of March 31, 1996
                     (unaudited) and September 30, 1995                                                     3-4

                     Consolidated Statements of Operations (unaudited)
                     for the three and six months ended March 31, 1996 and 1995                               5

                     Consolidated Statements of Cash Flows (unaudited)
                     for the six months ended March 31, 1996 and 1995                                       6-7

                     Notes to Consolidated Financial Statements (unaudited)                                   8

            Item 2:  Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                                         9-13

     PART II.  OTHER INFORMATION

            Item 5:  Other Information                                                                       14

            Item 6:  Exhibits and Reports on Form 8-K                                                        14

                     Signature                                                                               16

                     Exhibit 11  Computation of per share earnings, for the
                     three and six months ended March 31, 1996 (unaudited)                                   17

                     Exhibit 27 Requirements for the format and input of financial data schedules (EDGAR version only)

PART 1 FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                         March 31,        September 30,
                                                                           1996                1995
                                                                        -----------         ----------
                                                                        (unaudited)
ASSETS

Current Assets:
   Cash                                                                   $    625           $    510
   Accounts receivable, less allowance for doubtful
         accounts of $1,201 and $1,502                                      39,275             53,379
   Costs and estimated earnings on long-term
         contracts in excess of billings                                       395              2,287
   Prepaid expenses and other current assets                                 2,688              2,676
                                                                          --------           --------
         Total current assets                                               42,983             58,852

Property and equipment:
   Equipment                                                                21,745             21,949
   Land and buildings                                                        4,007              4,007
   Leasehold improvements                                                    1,071              1,044
                                                                          --------           --------
         Total property and equipment, at cost                              26,823             27,000
   Less accumulated depreciation and amortization                           10,261             10,062
                                                                          --------           --------
         Property and equipment, net                                        16,562             16,938

Other assets:
   Intangible assets, net of accumulated amortization
         of $1,294 and $712, respectively                                   15,756             16,338
   Goodwill, net of accumulated amortization of
         $523 and $322, respectively                                        15,144             15,345
   Investment in unconsolidated affiliate                                    2,002              1,502
   Other assets                                                              4,136              5,033
                                                                          --------           --------
TOTAL ASSETS                                                              $ 96,583           $114,008
                                                                          ========           ========


          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                    CONSOLIDATED BALANCE SHEETS (continued)
                                 (In thousands)

                                                          March 31,    September 30,
                                                             1996         1995
                                                          -----------  -------------
                                                          (unaudited)
LIABILITIES, REDEEMABLE PREFERRED STOCK
   AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:

   Accounts and subcontracts payable                        $ 16,701    $ 24,147
   Accrued expenses and other liabilities:
      Compensation and related fringes                         2,993       4,973
      Severence and office closures                              774       1,618
      Other                                                    6,742       9,343
   Billings on long-term contracts in excess of
      costs and estimated earnings                             1,614       1,251
   Current maturities of long-term debt and
      short-term borrowings                                    2,739       2,110
                                                            --------    --------
      Total current liabilities                               31,563      43,442

Long-term debt                                                23,910      27,403

Other long-term liabilities                                    4,091       6,017

Convertible Senior Subordinated Note, 10% maturing
   in 2004, convertible into 4,169,148 and 3,048,780
   common shares, respectively at $3.28 per share             13,675      10,000

Commitments and contingencies:

Redeemable Preferred Stock, $0.01 par value; 78,000
   shares authorized; 74,439 and 76,218
   shares issued, respectively; 5% cumulative
   dividend; $100 redemption value                             6,762       6,857

Junior Convertible Preferred Stock; $0.01 par value;
   371,500 shares authorized; none issued                          -           -

Preference Stock; $0.01 par value; 1,000,000 shares
   authorized; none issued                                         -           -

Preferred stock $0.01 par value; 550,500 shares
   authorized; none issued                                         -           -

Common stockholders' equity:
   Common stock; $0.01 par value; 20,000,000 shares
      authorized; 5,901,925 and 5,850,015 shares
      issued and outstanding, respectively                        59          58
   Additional paid in capital                                 17,316      17,149
   Retained earnings                                            (793)      3,082
                                                            --------    --------
      Total common stockholders' equity                       16,582      20,289
                                                            --------    --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
   STOCK AND COMMON STOCKHOLDERS EQUITY                     $ 96,583    $114,008
                                                            ========    ========

          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                   unaudited

                                                          Three months ended       Six months ended
                                                              March 31,                March 31,
                                                          ------------------      ------------------

                                                           1996      1995          1996       1995
                                                          -------   -------       -------    -------
Revenues                                                  $35,136   $38,736       $81,894    $73,955

Cost of revenues                                           32,534    33,950        73,410     64,383
                                                          -------   -------       -------    -------
        Gross profit                                        2,602     4,786         8,484      9,572

Selling, general and administrative expenses                3,542     3,191         7,391      6,604
Amortization of intangible assets, goodwill and
     deferred financing fees                                  489       491           977        636
Special items                                                 200         -           593          -
                                                          -------   -------       -------    -------
        (Loss) income from operations                      (1,629)    1,104          (477)     2,332

Interest expense                                           (1,029)     (738)       (2,183)    (1,292)
                                                          -------   -------       -------    -------
        (Loss) income before share in earnings of
             unconsolidated affiliate, income taxes and
             extraordinary charge                          (2,658)      366        (2,660)     1,040

Share in earnings of unconsolidated affiliate                   -       (68)          500        276
                                                          -------   -------       -------    -------
        (Loss) income before income taxes and
             extraordinary charge                          (2,658)      298        (2,160)     1,316

Income tax benefit (expense)                                   63      (117)          (50)      (223)
                                                          -------   -------       -------    -------
        (Loss) income before extraordinary charge          (2,595)      181        (2,210)     1,093

Extraordinary charge on debt refinancing                     (113)        -        (1,395)         -
                                                          -------   -------       -------    -------
        Net (loss) income                                  (2,708)      181        (3,605)     1,093

Dividends and accretion on Redeemable Preferred Stock        (133)     (130)         (270)      (261)
                                                          -------   -------       -------    -------
        Net (loss) income applicable to common stock      $(2,841)  $    51       $(3,875)   $   832
                                                          =======   =======       =======    =======
Weighted average number of common and common
     equivalent shares outstanding                          5,877     5,982         5,880      5,966
                                                          =======   =======       =======    =======
Income (loss) per common and common equivalent share:

     Income before extraordinary charge                   $ (0.44)  $  0.03       $ (0.38)   $  0.18
     Extraordinary charge                                   (0.02)        -         (0.24)         -
                                                          -------   -------       -------    -------
     Net (loss) income                                    $ (0.46)  $  0.03       $ (0.61)   $  0.18
                                                          =======   =======       =======    =======
     Net (loss) income applicable to common stock         $ (0.48)  $  0.01       $ (0.66)   $  0.14
                                                          =======   =======       =======    =======

          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (In thousands)
                                   unaudited

                                                                         Six months ended
                                                                             March 31,
                                                                        ------------------
                                                                         1996        1995
                                                                        ------      ------
OPERATING ACTIVITIES

Income before extraordinary charge                                     ($2,210)    $ 1,093

Adjustments to reconcile net income to cash provided by operating activities:

   Depreciation and amortization                                         2,207       2,216
   (Loss) gain on disposal of equipment                                   (347)         24
   Share in earnings of affiliate                                         (500)       (276)

Changes in operating assets and liabilities, net of effects from acquisitions:

   Accounts receivable                                                  14,104       4,708
   Costs and estimated earnings on long-term
       contracts in excess of billings                                   1,892       1,375
   Prepaid expenses and other current assets                               (12)      3,509
   Other assets                                                            805        (547)
   Accounts and subcontracts payable                                    (7,446)        770
   Accrued expenses and other liabilities                               (5,479)     (7,406)
   Billings on long-term contracts in excess of costs
       and estimated earnings                                              363      (1,287)
   Other long-term liabilities                                          (1,926)       (406)
                                                                       -------     -------
                Net cash provided by operating activities              $ 1,451     $ 3,773
                                                                       =======     =======

          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOW (continued)
                                 (In thousands)
                                   unaudited

                                                                         Six months ended
                                                                             March 31,
                                                                       -------------------
                                                                        1996         1995
                                                                       ------       ------
INVESTING ACTIVITIES

   Capital expenditures                                                $(1,081)    $  (982)
   Advances from affiliates                                                  -       1,215
   Proceeds from sale of fixed assets                                      577           -
   Purchase of RESNA                                                         -      (1,500)
   Purchase of Riedel Environmental Services (net of cash
                acquired)                                                    -     (18,336)
                                                                       -------     -------
                Net cash used in investing activities                     (504)    (19,603)
                                                                       -------     -------
FINANCING ACTIVITIES

   Proceeds from revolving line of credit                               20,649       5,053
   Retirement of revolving line of credit                              (21,537)          -
   Borrowings (repayments) on revolving line of credit, net             (1,641)     (1,847)
   Proceeds from term loan                                               6,500       2,000
   Retirement of term loan                                              (3,400)          -
   Repayments on term loan                                              (1,161)       (380)
   Proceeds from issuance of Convertible Senior Subordinated Note            -      10,000
   Proceeds from issuance of Senior Note                                     -       2,000
   Borrowings from conversion of Senior Note                             1,675           -
   Payment of financing fees                                            (1,096)          -
   Payment of early debt extinguishment penalty                           (287)          -
   Repayments of debt                                                     (274)     (1,729)
   Proceeds from exercise of stock options                                  14
   Repurchase of Redeemable Preferred Stock                               (179)       (116)
   Dividends paid on Redeemable Preferred Stock                            (95)          -
                                                                       -------     -------
                Net cash provided by (used in) financing activities       (832)     14,981
                                                                       -------     -------
Net increase (decrease) in cash                                            115        (849)

Cash at beginning of period                                                510       2,793
                                                                       -------     -------
Cash at end of period                                                  $   625     $ 1,944
                                                                       =======     =======
Supplemental Cash Flow Information:
   Issuance of Stock for Bonus Compensation                            $    47     $     -
   Issuance of Stock for Defined Contribution Plan                     $   107     $     -


          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Smith Environmental Technologies Corporation (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven month transition period ended September 30, 1995. The results of operations for the three and six months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

      The Company is currently party to various legal actions arising in the normal course of its business, some of which involve claims and substantial sums. Such legal actions were previously described in the Company's Transition Report on Form 10-K for the seven month transition period ended September 30, 1995. Additional legal actions and claims have been filed against the Company in the period ended March 31, 1996. While such legal actions could result in judgments against the Company, management believes, based on its experience and after considering appropriate reserves that have been established at March 31, 1996, that the outcome of such litigation will not have a material adverse effect on the future financial condition or results of operations of the Company.

NOTE 3 - INDUSTRY SEGMENT

      The Company operates within a single industry segment. Revenues generated outside the United States were approximately $2.7 million and $3.9 million for the three and six months ended March 31, 1996 respectively.

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


                                                                           THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                               MARCH 31,                        MARCH 31,
                                                                       -----------------------          ------------------------
                                                                         1996            1995            1996              1995
                                                                       --------         ------          ------            ------
Revenues                                                                100.0%          100.0%          100.0%            100.0%
Cost of revenues                                                         92.6            87.6            89.6              87.1
                                                                        -----           -----           -----             -----
          Gross profit (loss)                                             7.4            12.4            10.4              12.9

Selling, general and administrative expenses                             10.1             8.2             9.0               8.9
Amortization of intangible assets, goodwill and
       deferred financing fees                                            1.4             1.3             1.2               0.9
Special items                                                             0.6               -             0.7                 -
                                                                        -----           -----           -----             -----
          (Loss) income from operations                                  (4.7)            2.9            (0.5)              3.1

Interest expense                                                         (2.9)           (1.9)           (2.7)             (1.7)
                                                                        -----           -----           -----             -----
          (Loss) income before share in earnings of
                    unconsolidated affiliate, income taxes and
                    extraordinary charge                                 (7.6)            1.0            (3.2)              1.4

Share in (losses) earnings of unconsolidated affiliate                      -            (0.2)            0.6               0.4
                                                                        -----           -----           -----             -----
          (Loss) income before income taxes and
                    extraordinary charge                                 (7.6)            0.8            (2.6)              1.8

Income tax benefit (expense)                                              0.2            (0.3)           (0.1)             (0.3)
                                                                        -----           -----           -----             -----
          (Loss) income before extraordinary charge                      (7.4)            0.5            (2.7)              1.5

Extraordinary charge on debt refinancing                                 (0.3)              -            (1.7)                -
                                                                        -----           -----           -----             -----
          Net (loss) income                                              (7.7)%           0.5%           (4.4)%             1.5%
                                                                        =====           =====           =====             =====


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

      The Company's consolidated financial statements at March 31, 1996 and for the three and six months then ended include the results of operations for Riedel Environmental Technologies, Inc. ("RES") and RESNA Industries, Inc. ("RESNA"). The consolidated financial statements for the same period in 1995 include the results of RES from November 21, 1994 and RESNA from January 1, 1995.

      Certain amounts from prior periods have been reclassified to conform to current period presentation.

COMPARISON OF QUARTER ENDED MARCH 31, 1996 AND 1995

      Revenues for the quarter ended March 31, 1996 were $35.1 million compared with $38.7 million for the same quarter in 1995, a decrease of $3.6 million or
9.3 percent. The decrease in revenues was due primarily to the suspension of funding for Emergency Response Contract Services ("ERCS") during the Federal Government's shutdown, which affected remediation services, and to a lesser extent, lower consulting and engineering services revenues. Severe winter weather conditions also contributed to decreased revenues.

      Gross profit for the quarter ended March 31, 1996 was $2.6 million or 7.4 percent of revenues compared with $4.8 million or 12.4 percent of revenues for the quarter ended March 31, 1995, a decrease of approximately $2.2 million. The decrease in gross profit is attributable to lower margins on remediation services resulting from lower revenues and fixed costs of government compliance contained within cost of revenues and lower margins on consulting and engineering services partially offset by improved construction margins.

      Selling, general and administrative expenses (SG&A) for the quarter ended March 31, 1996 were $3.5 million compared with $3.2 million for the same quarter last year, an increase of approximately $300,000 due primarily to increased marketing and sales costs in connection with business development activities. SG&A as a percentage of revenues for the quarter ended March 31, 1996 was 10.1 percent compared with 8.2 percent for the same quarter in 1995. The increase in percentage is primarily attributable to lower revenues and increased marketing and sales costs partially offset by reductions in administration costs derived from consolidating the acquired companies.

      Special items were $200,000 for the quarter ended March 31, 1996 and included severance and relocation costs in connection with additional office closings and consolidations.

      Interest expense for the quarter ended March 31, 1996 was $1.0 million compared with $738,000 for the same quarter in 1995. The increase in interest expense is primarily due to increased bank borrowings and related debt in connection with the acquisitions of RES and RESNA and their respective operations.

      In the quarter ended March 31, 1996, the Company reduced its federal tax provision to zero as a result of the current quarter and year to date operating loss. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. Due to a greater than 50 percent change in ownership, use of carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

      The Company recorded an extraordinary charge of $113,000 as a result of reversing the first quarter tax benefit in connection with the debt refinancing.


COMPARISON OF SIX MONTHS ENDED MARCH 31, 1996 AND 1995

      Revenues for the six months ended March 31, 1996 were $81.9 million compared with $74.0 million for the same period in 1995, an increase of $7.9 million or 10.7 percent. The increase in revenues was primarily attributable to the acquisition of RES in November, 1994. Revenues for the six months ended March 31, 1996, exclusive of revenues attributable to RES, were approximately $48.8 million, 7.6 percent lower than the same period in 1995. The decrease in revenues exclusive of RES is primarily attributable to lower construction revenues in the first quarter and lower consulting and engineering revenues in the second quarter. Severe winter weather conditions also contributed to decreased revenues.

      Gross profit for the six months ended March 31, 1996 was $8.5 million or
10.4 percent of revenues compared with $9.6 million or 12.9 percent of revenues for the six months ended March 31, 1995, a decrease of approximately $1.1 million. The decrease in gross profit as a percentage of revenue resulted from lower margins on consulting and engineering services in the second quarter, partially offset by improved construction services margins primarily in the second quarter. Gross profit, exclusive of operating results attributable to RES was approximately $7.3 million during the six months ended March 31, 1996, compared with $8.5 million for the same period in 1995.

      Selling, general and administrative expenses (SG&A) for the six months ended March 31, 1996 were $7.4 million compared with $6.6 million for the same period last year, an increase of approximately $800,000. SG&A as a percentage of revenues for the six months ended March 31, 1996 was 9.0 percent compared with 8.9 percent for the same period in 1995. The increase in percentage is primarily attributable to lower revenues and increased marketing and sales costs partially offset by reductions in administrative costs derived from consolidating the acquired companies.

      Amortization of goodwill, intangible assets and deferred financing fees for the six months ended March 31, 1996 was $977,000 compared with $636,000 in the same period in 1995. The increase is primarily a result of the finalization in September 1995 of the allocation of the acquired companies' purchase prices.

      Special items were $593,000 for the six months ended March 31, 1996 and included severance and relocation costs in connection with additional office closings and consolidations.

      Interest expense for the six months ended March 31, 1996 was $2.2 million compared with $1.3 million for the same period in 1995. The increase in interest expense is primarily due to increased bank borrowings and related debt in connection with acquisitions of RES and RESNA and their respective operations.

      The Company's share of earnings from an unconsolidated affiliate for the six months ended March 31, 1996 was $500,000 compared with $276,000 for the same period in 1995 and were a result of the resolution of a contract dispute.

      In the six months ended March 31, 1996, the Company reduced its federal tax provision to zero as a result of the year to date operating loss. The year to date income tax expense of $50,000 represents the provision for state income taxes. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. Due to a greater than 50 percent change in ownership, use of carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

      The Company recorded an extraordinary charge of approximately $1.4 million during the six months ended March 31, 1996 as a result of refinancing its senior credit facility. The charge includes unamortized financing fees and a prepayment penalty in connection with the refinancing.


LIQUIDITY AND CAPITAL RESOURCES

        On October 18, 1995 the Company executed a $35 million credit facility with Chemical Bank and BTM Capital Corporation ("Senior Lenders"). The facility (the "Chemical Facility"), which replaced the LaSalle Loan Agreement (the "LaSalle Loan Agreement") consists of a $6.5 million term loan and a $28.5 million revolving line of credit (the "Revolver"). Similar to the LaSalle Loan Agreement, the calculation of the borrowing base for the Chemical Facility is based on eligible accounts receivable, as defined in the credit agreement. The Chemical Facility provides for a $5 million unbilled account subline whereby unbilled receivables, subject to limitations, are included in the calculation of the borrowing base. Changes in the borrowing base can occur due to the magnitude and timing of the Company's billings for services, which in turn are impacted by, among other things, contractual terms and seasonal considerations and the timing of collection of billed receivables. On October 18, 1995, available borrowing capacity under the Chemical Facility was approximately $30 million compared with $23 million under the LaSalle Loan Agreement.

      The principal sources of liquidity for the Company's business and operating needs are internally generated funds from operations and available revolving credit borrowings under the Chemical Facility. For the six months ended March 31, 1996, operating activities provided net cash of approximately $1.5 million, primarily due to accelerated client billings and increased collections of accounts receivable, offset by reductions to accounts payable and accrued expenses. Investing activities used approximately $504,000 in net cash principally due to capital expenditures. Net cash of $832,000 used in financing activities resulted primarily from repayments on the Chemical Facility and financing and prepayment fees. Cash generated from the collection of accounts receivable, which has directly affected the borrowing base on the Revolver by reducing available borrowings, resulted in repayments to the Revolver. Principal offsets to net cash used in financing activities, include increased borrowings from the refinancing and the conversion of certain interest payments on the senior notes, less other financing uses.

      The Company incurred substantially all of its long term debt in connection with its acquisitions of BCM, RES and RESNA. As of March 31, 1996, long term debt, including current maturities of $2.7 million, was approximately $40.3 million, the components of which were borrowings of $19.5 million under the revolving credit facility and $5.4 million of the term loan under the Chemical Facility, $13.7 million of Convertible Subordinated Notes and $1.7 million of other notes and capital leases. The unused borrowing capacity as of April 30, 1996, under the Chemical Facility was approximately $330,000.

      During the six months ended March 31, 1996, management of the Company continued its focus on consolidating the acquired companies by resolving operational issues, taking actions to increase the efficiency of the Company's operations and improving the management of its working capital by implementing programs to accelerate the collection of its accounts receivable. As a result of these programs, the Company was able to reduce its accounts receivable by approximately $14.1 million, which in addition to increased borrowing capacity under the Chemical Facility, resulted in an approximately $12.5 million reduction in accounts payable and other liabilities.

      The Company reported on Form 8-K dated April 22, 1996 that it had notified its Senior Lenders that it was not in compliance with certain financial covenants in the Chemical Facility due to the operating results for the second quarter. The Company has also notified 399 Venture Partners, Inc., an affiliate of Citicorp Venture Capital, Ltd. (the "Holders"), the Holders of its Convertible Subordinated Notes (the "Notes") that due to the non-compliance under the Chemical Facility, the Company will be unable to make the scheduled interest payment due May 21, 1996 on the Notes. The Holders of the Notes have amended the Amended and Restated Note Purchase Agreement dated November 15, 1994; (i) to add the initial two interest payments previously deferred to the principal thereof and (ii) to allow the issuance, at the Company's election, of additional notes (maturing on November 21, 2004) in lieu of the semi-annual interest payments payable on May 21, 1996, November 21, 1996 and May 21, 1997. The effect as of March 31, 1996, of this deferral was to reclassify approximately $1.5 million of accrued expenses to long term debt under the Notes and is reflected in the accompanying financial statements. All of the deferred interest will be subject to conversion rights on the same terms and conditions as the original principal amount of the Notes.

      Contemporaneously, the Senior Lenders have provided the Company an amendment and waiver in connection with the non-compliance with certain financial covenants until June 29, 1996. The waiver includes, among other things, an increase in the interest rates of 0.5 percent, and an increase in the frequency of the Company's reporting requirements. The Company is currently negotiating additional modifications to the Chemical Facility including revisions to the financial covenants to restore compliance beyond June 29, 1996.

      Cash provided by operations and borrowings under the Revolver will continue to be the primary sources of funds for the Company. Management of the Company believes that increased revenue and operating profit, which are expected in the second half of the Company's fiscal year, should generate additional cash and borrowing availability under the Revolver to meet working capital requirements. The Company is also seeking additional sources of financing. In the event the Company fails to improve its operating results and is unable to generate or obtain additional working capital, its liquidity and financial position could be materially adversely impacted.

BACKLOG

      As of March 31, 1996, the Company had a contract backlog of orders of approximately $114 million compared with approximately $125 million and $107 million at September 30, 1995 and March 31, 1995, respectively. The value of unfunded or indefinite delivery order contracts ("IDO") was approximately $147 million as of March 31, 1996 compared with approximately $141 million and $167 million at September 30, 1995 and March 31, 1995, respectively. The combined contract backlog as of March 31, 1996 was approximately $261 million compared with approximately $266 million and $274 million at September 30, 1995 and March 31, 1995, respectively. The ultimate value of the backlog is subject to change as the scope of work on projects change. Customers often retain the right to change the scope of work with an appropriate increase or decrease in contract price.


OTHER ITEMS AFFECTING OPERATING RESULTS

      The Company generates a substantial portion of revenues under its ERCS contracts for the Environmental Protection Agency ("EPA"). The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising 15 midwestern and southern states, and ERCS Region 5, comprising 6 states bordering the Great Lakes. The ERCS Zone 4A contract was extended in February 1996 for a period of six months with an additional three month option, with a contract value of approximately $17.2 million. The ERCS Region 5 contract is renewable for one year periods through September 1997.

         Revenues from EPA contracts for the three and six months ended March 31, 1996 were approximately $7.0 million and $20.0 million, respectively. The federal Government's shutdown in the second quarter severely affected the Company's operating results. Management expects, that by the fourth quarter, revenues generated from the EPA should be fairly consistent with the revenue level in the first quarter. The Company intends to actively seek the award of future EPA remedial action contracts, particularly the replacement contract for the ERCS Zone 4A.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

PART II

ITEM 5:  OTHER INFORMATION


             On May 15, 1996, the Company executed the Third Amendment, Waiver and Consent to the Chemical Loan and Security Agreement dated October 18, 1995 which among other items, provided for a waiver in connection with the Company's non-compliances with certain financial covenants. (See Management Discussion and Analysis-Liquidity and Capital Resources)

             On May 15, 1996, the Company executed the Second Amendment to the Amended and Restated Note Purchase Agreement dated November 15, 1994. The amendment provides for the deferral of certain interest payments in exchange for future conversion rights on such interest payments. (See Management Discussion and Analysis-Liquidity and Capital Resources)


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             11  Statement regarding computation of earnings per share.

             27 Requirements for the format and input of financial data schedules (EDGAR version only)

       (b)   Reports on Form 8-K

             The following report on Form 8-K was filed during the three month period ending December 31, 1995 and was omitted from the Company's 10-Q for this period filed on February 14, 1996. There were no reports on Form 8-K during the three month period ending
             March 31, 1996.


                          Form 8-K dated November 6, 1995 filed in connection with the Loan and Security Agreement dated October 18, 1995 by and among the Registrant, BCM Engineers Inc. and Riedel Environmental Services, Inc., and Chemical Bank and BTM Capital Corporation.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Smith Environmental Technologies Corporation
                                                       (Registrant)

                                    By:  /s/  William T. Campbell
                                       -----------------------------------------
                                              William T. Campbell
                                              Vice President - Finance

Date:  May 15, 1996