Form 10-Q
period 1996-06-30
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1996-08-14
CIK 798139

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

*******************************************************************************

                                   FORM 10-Q

      [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

     [    ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14992

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
             (exact name of registrant as specified in its charter)

  DELAWARE                                            38-2294876
  ---------                                           ----------
  (State or other jurisdiction of                     (IRS Employer
  incorporation or organization)                      Identification No.)

            3501 JAMBOREE ROAD, SUITE 550, NEWPORT BEACH, CA  92660
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

On July 31, 1996, the registrant had 5,932,664 shares of common stock outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 1996

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                                        Page
                                                                                     ----

  Item 1: Financial Statements

          Consolidated Balance Sheets as of June 30,1996
          (unaudited) and September 30, 1995                                         3-4

          Consolidated Statements of Operations (unaudited)
          for the three and nine months ended June 30, 1996 and 1995                   5

          Consolidated Statements of Cash Flows (unaudited)
          for the nine months ended June 30, 1996 and 1995                           6-7

          Notes to Consolidated Financial Statements (unaudited)                     8-9

  Item 2: Management's Discussion and Analysis of
          Financial Condition and Results of Operations                             10-17

PART II.  OTHER INFORMATION

  Item 1: Legal Proceedings                                                         18-19

  Item 3: Defaults on Senior Securities                                               21

  Item 5: Other Information                                                           21

  Item 6: Exhibits and Reports on Form 8-K                                            22

          Signature                                                                   23

          Exhibit 10:26 First Amendment to the Forbearance Agreement

          Exhibit 10:27 Second Amendment to the Forbearance Agreement

          Exhibit 10:28 Second Amended and Restated Note Purchase Agreement

          Exhibit 11 Computation of earnings per share, for the
          three and nine months ended June 30, 1996 (unaudited)                       24


          Exhibit 27 Requirements for the format and input of financial data schedules (EDGAR version only)

PART  I     FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                  June 30,   September 30,
                                                                    1996         1995
                                                                -----------   ------------
                                                                (Unaudited)
 ASSETS

 Current Assets:
   Cash                                                           $   625      $    510
     Accounts receivable, less allowance for doubtful
       accounts of $956 and $1,502  (Note 2)                       39,639        53,379
     Costs and estimated earnings on long-term
       contracts in excess of billings                                901         2,287
     Prepaid expenses and other current assets                      1,963         2,676
                                                                  -------      --------
         Total current assets                                      43,128        58,852

 Property and equipment:
     Equipment                                                     21,456        21,949
     Land and buildings                                             3,962         4,007
     Leasehold improvements                                         1,107         1,044
                                                                  -------      --------
         Total property and equipment, at cost                     26,525        27,000
     Less accumulated depreciation and amortization                10,918        10,062
                                                                  -------      --------
         Property and equipment, net  (Note 2)                     15,607        16,938

 Other assets:
   Intangible assets, net of accumulated amortization
     of $1,586 and $712, respectively                              15,464        16,338
   Goodwill, net of accumulated amortization of $621
     and $322, respectively                                        15,046        15,345
   Investment in unconsolidated affiliate                           2,002         1,502
   Other assets                                                     3,958         5,033
                                                                  -------      --------
       TOTAL ASSETS                                               $95,205      $114,008
                                                                  =======      ========



          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                    CONSOLIDATED BALANCE SHEETS (continued)
                                 (In thousands)

                                                                  June 30,   September 30,
                                                                    1996         1995
                                                                -----------   ------------
                                                                (Unaudited)
         LIABILITIES, REDEEMABLE PREFERRED STOCK
           AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts and subcontracts payable                               $17,432      $ 24,147
  Accrued expenses and other liabilities:
    Compensation and related fringes                                4,320         4,973
    Severance and office closures                                     539         1,618
    Other                                                           6,923         9,343
  Billings on long-term contracts in excess of
    costs and estimated earnings                                      207         1,251
  Current maturities of long-term debt and
    short-term borrowings                                           2,744         2,110
                                                                  -------      --------
    Total current liabilities                                      32,165        43,442

Long-term debt                                                     23,812        27,403

Other long-term liabilities                                         3,810         6,017

Convertible Senior Subordinated Note, 10% maturing
  in 2004, convertible into 4,267,778 and 3,048,780
  common shares, respectively at $3.28 per share                   13,998        10,000

Commitments and contingencies  (Note 2)

Redeemable Preferred Stock, $0.01 par value; 78,000
  shares authorized; 74,438 and 76,218
  shares issued, respectively; 5% cumulative
  dividend; $100 redemption value                                   6,804         6,857

Junior Convertible Preferred Stock; $0.01 par value;
  470,000 shares authorized; none issued                                0             0

Preference Stock; $0.01 par value; 1,000,000 shares
  authorized; none issued                                               0             0

Preferred stock $0.01 par value; 550,500 shares
  authorized; none issued                                               0             0

Common stockholders' equity:
  Common stock; $0.01 par value; 20,000,000 shares
    authorized; 5,901,925 and 5,850,015 shares
    issued and outstanding, respectively                               59            58
  Additional paid in capital                                       17,316        17,149
  (Accumulated deficit) retained earnings                          (2,759)        3,082
                                                                  -------      --------
    Total common stockholders' equity                              14,616        20,289
                                                                  -------      --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
  STOCK AND COMMON STOCKHOLDERS EQUITY                            $95,205      $114,008
                                                                  =======      ========


          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (In thousands, except per share data)
                                   unaudited

                                                           Three months ended      Nine months ended
                                                                June 30,                 June 30,
                                                           ------------------      --------------------
                                                             1996        1995         1996         1995
                                                           -------     -------     --------     --------
Revenues                                                   $38,011     $43,906     $119,905     $117,861
Cost of revenues                                            34,457      38,014      107,867      102,397
                                                           -------     -------     --------     --------
  Gross profit                                               3,554       5,892       12,038       15,464
Selling, general and administrative expenses                 3,715       3,844       11,106       10,448
Amortization of intangible assets, goodwill and
  deferred financing fees                                      490         371        1,467        1,007
Special items                                                    -           -          593            -
                                                           -------     -------     --------     --------
  (Loss) income from operations                               (651)      1,677       (1,128)       4,009
Interest expense                                            (1,103)       (918)      (3,286)      (2,210)
                                                           --------    -------     --------     --------
  (Loss) income before share in earnings of
    unconsolidated affiliate, income taxes and
    extraordinary charge                                    (1,754)        759       (4,414)       1,799
Share in (loss) earnings of unconsolidated affiliate             -        (111)         500          165
                                                           -------     -------     --------     --------
  (Loss) income before income taxes and
    extraordinary charge                                    (1,754)        648       (3,914)       1,964
Income tax expense                                             (30)       (182)         (80)        (405)
                                                           -------     -------     --------     --------
  (Loss) income before extraordinary charge                 (1,784)        466       (3,994)       1,559
Extraordinary charge on debt refinancing                         -           -       (1,395)           -
                                                           -------     -------     --------     --------
  Net (loss) income                                         (1,784)        466       (5,389)       1,559
Dividends and accretion on Redeemable Preferred Stock         (182)       (128)        (452)        (389)
                                                           -------     -------     --------     --------
  Net (loss) income applicable to common stock             $(1,966)    $   338     $ (5,841)    $  1,170
                                                           =======     =======     ========     ========
Weighted average number of common and common
  equivalent shares outstanding                              5,911       5,991        5,890        5,975
                                                           =======     =======     ========     ========
Income (loss) per common and common equivalent share:
  (Loss) income before extraordinary charge                $ (0.30)    $  0.08     $  (0.68)    $   0.26
  Extraordinary charge                                           -           -        (0.23)           -
                                                           -------     -------     --------     --------
  Net (loss) income                                        $ (0.30)    $  0.08     $  (0.91)    $   0.26
                                                           =======     =======     ========     ========
  Net (loss) income applicable to common stock             $ (0.33)    $  0.06     $  (0.99)    $   0.20
                                                           =======     =======     ========     ========




          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   unaudited

                                                                        Nine months ended
                                                                             June 30,
                                                                      --------------------
                                                                        1996         1995
                                                                      -------      -------
OPERATING ACTIVITIES
- --------------------
(Loss) income before extraordinary charge                             $(3,994)     $ 1,559
Adjustments to reconcile net (loss) income to cash provided
  by (used in) operating activities:

  Depreciation and amortization                                         3,443        3,299
  (Gain) loss on disposal of equipment                                   (260)         168
  Share in earnings of affiliate                                         (500)        (165)

Changes in operating assets and liabilities, net of effects from acquisitions:

  Accounts receivable                                                  13,740       (4,357)
  Costs and estimated earnings on long-term
    contracts in excess of billings                                     1,386        2,283
  Prepaid expenses and other current assets                               635        3,102
  Other assets                                                            821         (762)
  Accounts and subcontracts payable                                    (6,715)          22
  Accrued expenses and other liabilities                               (4,111)      (9,034)
  Billings on long-term contracts in excess of costs
    and estimated earnings                                             (1,044)      (1,909)
  Other long-term liabilities                                          (2,207)         (74)
                                                                      -------      -------

    Net cash provided by (used in) operating activities               $ 1,194      $(5,868)
                                                                      =======      =======



          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                 (In thousands)
                                   unaudited

                                                                      Nine months ended
                                                                           June 30,
                                                                    --------------------
                                                                      1996        1995
                                                                   --------     --------
INVESTING ACTIVITIES

  Capital expenditures                                             $ (1,109)    $   (722)
  Advances from affiliates                                                -        1,415
  Proceeds from sale of fixed assets                                    725            -
  Purchase of RESNA                                                       -       (1,500)
  Purchase of Riedel Environmental Services (net of cash
    acquired)                                                             -      (18,336)
                                                                   --------     --------
     Net cash used in investing activities                             (384)     (19,143)
                                                                   --------     --------
FINANCING ACTIVITIES

  Proceeds from revolving line of credit                             20,649        5,053
  Retirement of revolving line of credit                            (21,537)           -
  (Repayments) borrowings  on revolving line of credit, net          (1,171)       6,881
  Proceeds from term loan                                             6,500        2,000
  Retirement of term loan                                            (3,400)           -
  Repayments on term loan                                            (1,578)        (605)
  Proceeds from issuance of Convertible Senior Subordinated Note          -       10,000
  Proceeds from issuance of Senior Note                                   -        2,000
  Borrowings from conversion of Senior Note                           1,998            -
  Payment of financing fees                                          (1,096)           -
  Payment of early debt extinguishment penalty                         (287)           -
  Repayments of debt                                                   (420)      (1,651)
  Proceeds from exercise of stock options                                14            -
  Repurchase of Redeemable Preferred Stock                             (179)        (156)
  Dividends paid on Redeemable Preferred Stock                         (188)        (191)
                                                                   --------     --------
    Net cash (used in) provided by financing activities                (695)       23,331
                                                                   --------     --------
Net increase (decrease) in cash                                         115       (1,680)

Cash at beginning of period                                             510        2,793
                                                                   --------     --------
Cash at end of period                                              $    625     $  1,113
                                                                   ========     ========
Supplemental Cash Flow Information:
  Issuance of Stock for Bonus Compensation                         $     47     $      -
  Issuance of Stock for Defined Contribution Plan                  $    107     $      -
                                                                   ========     ========

          See accompanying notes to consolidated financial statements

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Smith Environmental Technologies Corporation (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. These financial statements should be read in conjunction with the Company's Transition Report on Form 10-K for the seven month transition period ended September 30, 1995. The results of operations for the three and nine months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

      The Company is currently a party to various legal actions arising in the normal course of its business, some of which involve claims and substantial sums. Such legal actions were previously discussed in the Company's Transition Report on Form 10-K for the seven month transition period ended September 30, 1995.

      On June 27, 1996, a Construction Industry Arbitration Tribunal formed under the rules of the American Arbitration Association issued, with one dissenting opinion, a binding award of $4.5 million in favor of NL Industries, et al (the "PRP Group") against the Company. The award and an earlier decision of the Circuit Court of the State of Oregon compelling arbitration are being contested by the Company. The Company has also filed notice of a claim relating to this award with its professional liability, general liability, and property insurance carriers. The Company's liability coverage includes a $500,000 self-insured retention requirement which has been met by the Company through the cost of investigation and defense related to this matter.

      The claims arise from the operation of a battery component recycling and processing plant designed and operated by the Company from May 1992 to April 1994 at the Gould Superfund Site located near Portland, Oregon. The plant and equipment, currently at the project site, was awarded to the Company in the arbitration. The market value of the plant and equipment is unknown at this time. The Company has approximately $2.5 million of cost for plant and equipment and $1.5 million of accounts receivable relating to the project recorded in the Company's financial statements.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


       The Company is unable to predict the outcome of any legal action or appeal of the arbitration award or the results of its claims against its insurance carriers. The Company believes that it has substantial possibilities to either overturn the arbitration award and post any required appeal bond, realize coverage by its insurance carriers for the recovery of any lost amounts, or reach a satisfactory resolution to the dispute with the PRP Group. No liability or asset reserve has been established in the third quarter financial statements as the Company does not believe the loss is probable and/or reasonably estimable at this time. The Company is currently unable to pay the arbitration award, and the failure to overturn the award, realize recovery from its insurance carriers of any lost amount, or achieve an acceptable settlement with the PRP Group will have a material adverse impact on the financial condition of the Company.

      An agreement in principle has been reached by the plaintiff and the professional liability carrier of one of the Company's subsidiaries to resolve all claims in Transcontinental Realty Investors, Inc. vs. Mt. Laurel Associates, BCM Engineers Inc., et al. The $8.0 million claim by Transcontinental Realty Investors, Inc. was settled for $1.5 million. The insurance carrier will pay the agreed settlement directly to the plaintiff, and the Company will be required to reimburse the insurance carrier the unexpended portion of a self-insured retention of approximately $210,000. Final settlement documents and agreement between BCM and its carrier on the schedule of reimbursement of the Company's portion of settlement proceeds are currently being negotiated.

      The Company is a party to litigation described in its Transition Report on Form 10-K for the seven month transition period ended September 30, 1995, and other claims and litigation related to its business. The Company believes that appropriate reserves have been established with respect to such litigation and that other litigation will not have a material adverse effect on the current financial condition or results of operations of the Company.

NOTE 3 - INDUSTRY SEGMENT

      The Company operates within a single industry segment. Revenues generated outside the United States were approximately $1.9 million and $5.8 million for the three and nine months ended June 30, 1996 respectively.

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


                                                           Three months ended      Nine months ended
                                                               June 30,                June 30,
                                                           ------------------      -----------------
                                                             1996      1995         1996      1995
                                                            -----     -----        -----     -----
Revenues                                                    100.0 %   100.0 %      100.0 %   100.0 %
Cost of revenues                                             90.6      86.6         89.9      86.9
                                                            -----     -----        -----     -----
    Gross profit (loss)                                       9.4      13.4         10.1      13.1

Selling, general and administrative expenses                  9.8       8.8          9.3       8.9
Amortization of intangible assets, goodwill and
  deferred financing fees                                     1.3       0.8          1.2       0.8
Special items                                                   -         -          0.5         -
                                                            -----     -----        -----     -----
    (Loss) income from operations                            (1.7)      3.8         (0.9)      3.4

Interest expense                                             (2.9)     (2.1)        (2.7)     (1.9)
                                                            -----     -----        -----     -----
    (Loss) income before share in earnings of
       unconsolidated affiliate, income taxes and
       extraordinary charge                                  (4.6)      1.7         (3.6)      1.5
Share in (losses) earnings of unconsolidated affiliate          -      (0.3)         0.4       0.1
                                                            -----     -----        -----     -----

    (Loss) income before income taxes and
       extraordinary charge                                  (4.6)      1.4         (3.2)      1.6

Income tax expense                                           (0.1)     (0.4)        (0.1)     (0.3)
                                                            -----     -----        -----     -----
    (Loss) income before extraordinary charge                (4.7)      1.0         (3.3)      1.3

Extraordinary charge on debt refinancing                        -         -         (1.2)        -
                                                            -----     -----        -----     -----
    Net (loss) income                                        (4.7)%     1.0 %       (4.5)%     1.3%
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

      The Company's consolidated financial statements at June 30, 1996 and for the three and nine months then ended include the results of operations for BCM Engineers Inc. ("BCM"), Riedel Environmental Services, Inc. ("RES") and RESNA Industries, Inc. ("RESNA"). The consolidated financial statements for the same period in 1995 only include the results of RES from November 21, 1994 and RESNA from January 1, 1995.

      Certain amounts from prior periods have been reclassified to conform to current period presentation.

COMPARISON OF QUARTER ENDED JUNE 30, 1996 AND 1995

      Revenues for the quarter ended June 30, 1996 were $38.0 million compared with $43.9 million for the same quarter in 1995, a decrease of $5.9 million or
13.4 percent. Revenues from construction services contracts were negatively impacted by adjustments of approximately $1.0 million due to the cancellation of a major construction contract during the quarter and an adjustment resulting from a contract settlement. Remediation and engineering services revenues decreased due to lower commercial revenues, partially offset by higher government revenues.

      Gross profit for the quarter ended June 30, 1996 was $3.6 million or 9.4 percent of revenues compared with $5.9 million or 13.4 percent of revenues for the quarter ended June 30, 1995, a decrease of approximately $2.3 million. The decrease in gross profit is due primarily to the aforementioned contract settlement and contract cancellation and to a lesser extent, lower engineering services margins. Margins on engineering services revenues decreased compared to the prior period due to a higher portion of engineering revenues during the period from government contracts. Revenues generated from government contracts traditionally result in lower gross profit margins.

      Selling, general and administrative expenses (SG&A) for the quarter ended June 30, 1996 were $3.7 million and were slightly lower when compared with $3.8 million for the same quarter last year. As a percentage of revenues for the quarter ended June 30, 1996, however, SG&A was 9.8 percent compared with 8.8 percent for the same quarter in 1995. The increase in percentage is primarily attributable to lower revenues and increased marketing and sales costs which were partially offset by reductions in administrative costs derived from consolidating the acquired companies.

      Amortization of intangible assets, goodwill and deferred financing fees for the quarter ended June 30, 1996 was $490,000 compared with $371,000 for the same period in 1995. The increase is primarily a result of the finalization in September 1995 of the allocation of the purchase prices for the acquired subsidiaries.

      Interest expense for the quarter ended June 30, 1996 was $1.1 million compared with $918,000 for the same quarter in 1995. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

      The Company's share of losses from an unconsolidated affiliate in the quarter ended June 30, 1995 was $111,000, and was the result of overhead costs associated with the affiliate's operations which were eliminated in the current fiscal year.

      In the quarter ended June 30, 1996, the Company provided for income taxes of $30,000 which represents a provision for state income taxes. The Company has not provided for federal taxes as a result of the current quarter and year to date operating loss. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured. Due to a greater than 50 percent change in ownership of the Company in December 1993, use of carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

COMPARISON OF NINE MONTHS ENDED JUNE 30, 1996 AND 1995

      Revenues for the nine months ended June 30, 1996 were $119.9 million compared with $117.9 million for the same period in 1995, an increase of $2.0 million or 1.7 percent. The increase in revenues was primarily attributable to the acquisition of RES in November 1994. Revenues for the nine months ended June 30, 1996, exclusive of revenues attributable to RES, were approximately $69.6 million compared with $77.8 for the same period in 1995, a 10.5 percent decrease. Lower revenues, exclusive of RES, were due to various factors including construction services contract adjustment, lower commercial revenues in engineering services and severe winter weather conditions primarily in the Company's second quarter which impeded contract work.

      Gross profit for the nine months ended June 30, 1996 was $12.0 million or
10.1 percent of revenues compared with $15.5 million or 13.1 percent of revenues for the nine months ended June 30, 1995, a decrease of approximately
$3.5 million.   Remediation services gross profit decrease of approximately
$1.0 million resulted from a combination of lower revenues and profits due primarily to the suspension of funding for the EPA's Emergency Response Contract Services, ("ERCS") during the Federal Government's shutdown and the fixed cost of government compliance associated with ERCS contained within the cost of revenues. Gross profit, exclusive of operating results attributable to RES, was approximately $10.3 million during the nine months ended June 30, 1996, compared with $12.6 million for the same period in 1995, a decrease of approximately $2.3 million. Engineering services revenues have decreased from the prior period primarily due to lower commercial revenues offset slightly with higher government revenues. Revenues generated from government contracts traditionally result in lower gross profit margins.

      Selling, general and administrative expenses (SG&A) for the nine months ended June 30, 1996 were $11.1 million compared with $10.4 million for the same period last year, an increase of approximately $700,000. SG&A as a percentage of revenues for the nine months ended June 30, 1996 was 9.3 percent compared with 8.9 percent for the same period in 1995. The increase in percentage is primarily attributable to lower revenues and increased marketing and sales costs partly offset by reductions in administrative costs derived from consolidating the acquired companies.

      Amortization of intangible assets, goodwill and deferred financing fees for the nine months ended June 30, 1996 was $1.5 million compared with $1.0 million in the same period in 1995. The increase is primarily a result of the finalization in September 1995 of the allocation of the purchase prices for the acquired subsidiaries.

      Special items were $593,000 for the nine months ended June 30, 1996 and included severance and relocation costs in connection with additional office closings and consolidations.

      Interest expense for the nine months ended June 30, 1996 was $3.3 million compared with $2.2 million for the same period in 1995. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

      The Company's share of earnings from an unconsolidated affiliate for the nine months ended June 30, 1996 was $500,000 compared with $165,000 for the same period in 1995 and was a result of the favorable resolution of a contract dispute.

      In the nine months ended June 30, 1996, the Company provided for income
taxes of   $80,000 which represents a provision for state income taxes.  The
Company has not provided for federal taxes as a result of the current quarter and year to date operating loss. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured. Due to a greater than 50 percent change in ownership or the Company in December, 1993, use of carryforwards to reduce future taxable income will be limited to approximately $900,000 annually.

      The Company recorded an extraordinary charge of approximately $1.4 million during the nine months ended June 30, 1996 as a result of refinancing its senior credit facility. The charge includes unamortized financing fees and a prepayment penalty in connection with the refinancing.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is engaged in a business which at times requires substantial working capital for remediation and engineering services contracts that require investments of personnel and equipment by the Company before the Company is
permitted to invoice the client.   In addition, many of the Company's contracts
provide for progress or monthly invoices as certain benchmarks of performance are reached or costs have been incurred. The Company's working capital and cash have been significantly impacted by the amount of debt incurred in connection with the acquisition of BCM, RES and the assets of RESNA and by costs associated with consolidating the acquired companies' operations into those of the Company. As a result of these factors and current market conditions for the environmental industry which reflects lower government spending and lessened regulatory enforcement, the Company is experiencing liquidity problems.

      On October 18, 1995, the Company executed a three year $35 million credit facility with Chemical Bank and BTM Capital Corporation (the "Senior Lenders"). The facility (the "Chemical Facility"), which replaced the LaSalle Loan Agreement (the "LaSalle Loan Agreement") consists of a $6.5 million term loan and a $28.5 million revolving line of credit (the "Revolver"). The calculation of the borrowing base for the Chemical Facility is based on eligible accounts receivable, as defined in the credit agreement. The Chemical Facility includes a $5 million unbilled account subline providing that unbilled receivables, subject to limitations, are included in the calculation of the borrowing base. Changes in the borrowing base occur as a result of the magnitude and timing of the Company's billings for services.

      The principal sources of liquidity for the Company's business and operating needs are internally generated funds from operations and available revolving credit borrowings under the Chemical Facility. For the nine months ended June 30, 1996, operating activities provided net cash of approximately $1.2 million, primarily due to accelerated client billings and increased collections of accounts receivable. Investing activities used approximately $384,000 in net cash principally for capital expenditures. Net cash of $695,000 used in financing activities resulted primarily from repayments on the Chemical Facility and financing and prepayment fees. Cash generated from the collection of accounts receivable is used to repay the Revolver and results in an increase of available borrowings under the Revolver. The Company was able to reduce cash used in financing activities by the conversion of certain interest payments to long term debt and increased borrowings (see discussion of Amended Agreements below).

             As of June 30, 1996, long term debt, including current maturities of $2.7 million, was approximately $40.5 million, the components of which were borrowings of $20.0 million under the Revolver and $5.0 million of the term loan under the Chemical Facility, $14.0 million of Convertible Subordinated Notes and $1.5 million of other notes and capital leases. The available borrowing capacity as of July 31, 1996 under the Chemical Facility was approximately $240,000.

      The Company and its Senior Lenders executed the Third Amendment, Waiver and Consent (the "Third Amendment") effective as of May 15, 1996 to the existing Loan and Security Agreement dated October 18, 1995 between the Company and its Senior Lenders (referred to as the "Loan Agreement"). The Third Amendment waived and consented to certain conditions and actions related to (1) the BCM Engineers Employee Stock Ownership plan and (2) financial covenant violations under the Loan Agreement. The effective period of the amendment was from March 31, 1996 through June 29, 1996. However, the waivers, consents and amendments provided in this Third Amendment were contingent upon certain conditions precedent which the Company has not met. Subsequently, the Company and its Senior Lenders executed a Forbearance Agreement for the period of June 7, 1996 through June 28, 1996 in connection with an overdraft condition which resulted from the establishment by the Senior

Lenders of a reserve against the Company's borrowing base. The requirement for the reserve, which reduced the Company's available borrowing base and caused the overdraft condition, resulted from the cancellation by a client of the Company of a major contract and the Senior Lenders' concerns regarding the collectibility of the accounts receivable related to that contract. The Lenders permitted the overdraft condition to continue with scheduled reductions through the forbearance period. The issues relating to the contract and the associated accounts receivable have subsequently been resolved and the reserve requirement has been terminated.

      The Company executed an amendment to the Forbearance Agreement as of June 28, 1996 extending the forbearance period through August 14, 1996 permitting the Company to continue an overdraft condition of $500,000, reducing to $250,000 on August 9th and to zero on August 14, 1996. On August 13, 1996, the Senior Lenders and the Company executed a Second Amendment extending the forbearance period without an overdraft condition, through September 6, 1996. The Company and its Senior Lenders are currently negotiating additional amendments to the Loan Agreement which would bring the Company in compliance with renegotiated financial covenants.

      The Company also executed an Amended and Restated Note Purchase Agreement (the "Amended Agreement") effective as of May 15, 1996 with the holders of notes payable to 399 Venture Partners Inc., an affiliate of Citicorp Venture Capital, Ltd. and to various individual distributees of promissory notes formerly held by 399 Venture Partners, Inc. (the "Holders"), in the aggregate principal amount of $2.0 million in Convertible Subordinated Notes and $10.0 million in Senior Subordinated Notes (collectively referred to as the "Notes"). The Holders previously agreed to defer the payment of interest due May 21, 1995 and November 21, 1996, and have also agreed to defer the payment of interest due May 21, 1996 and the interest which will accrue and become due on November 21, 1996 and May 21, 1997. The Amended Agreement provides for the issuance of additional notes (maturing on November 21, 2004) in lieu of all
such deferred interest payments.   The effect as of June 30, 1996 of this
deferral was to reclassify approximately $1.8 million of accrued interest expenses to long-term debt under the Notes, which is reflected in the Company's financial statements. All of the interest converted to principal will be subject to conversion rights on the same terms and conditions as the original principal amount of the Notes.

      During the nine months ended June 30, 1996, management of the Company continued its focus on consolidating the acquired companies by resolving operational issues, taking actions to increase the efficiency of the Company's operations and improving the management of its working capital by implementing programs to accelerate the collection of its accounts receivable. During the fiscal year, the Company was able to reduce its accounts receivable by approximately $13.7 million, and accounts payable and other liabilities by approximately $10.8 million. Nevertheless, the Company continues to experience a liquidity problem.

      The arbitration award in favor of the PRP Group discussed in Note 2, Commitments and Contingencies and in Part II, Item I, Legal Proceedings, represents a significant matter potentially affecting the liquidity of the Company. In the event the Company fails to reach a satisfactory resolution to the arbitration award and improve its operating results and generate or obtain additional working capital, which it continues to seek, its liquidity and financial position will be materially adversely affected.

BACKLOG

      As of June 30, 1996, the Company had a contract backlog of orders of approximately $104 million compared with approximately $125 million and $111 million at September 30, 1995 and June 30, 1995, respectively. The value of unfunded or indefinite delivery order contracts ("IDO") was approximately $141 million as of June 30, 1996 compared with approximately $141 million and $159 million at September 30, 1995 and June 30, 1995, respectively. The combined contract backlog as of June 30, 1996 was approximately $245 million compared with approximately $266 million and $270 million at September 30, 1995 and June 30, 1995, respectively. The ultimate value of the backlog is subject to change as the scope of work on projects change. Customers often retain the right to change the scope of work with an appropriate increase or decrease in contract price.

OTHER ITEMS AFFECTING OPERATING RESULTS

      The Company generates a substantial portion of revenues under its ERCS contracts from the Environmental Protection Agency ("EPA"). The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising Regions 6, 7 and 8, and ERCS Region 5. The ERCS Zone 4A contract was extended in February 1996 for a period of nine months and was recently extended through February 1997. The ERCS Region 5 contract has been renewed for a one year period through September 1997.

      On July 12, 1996, the Company received notice that its proposal did not qualify for the competitive range for proposals as a clean-up contractor in the EPA ERRS-West contract comprising regions 6, 8 and 9. The Company has submitted a letter of protest to the U.S. General Accounting Office and has requested that the EPA withhold making any contract award pending the resolution of the Company's protest. The protest requests the re-evaluation of the Company's proposal, the inclusion of the Company's proposal in the competitive range and the allowance of the Company to submit a best and final offer. The Company is unable to predict the outcome of this protest and will continue to vigorously pursue this contract.

      The Company intends to actively seek the award of future EPA remediation contracts as they arise.

         Revenues from EPA contracts for the three and nine months ended June 30, 1996 were approximately $11.5 million and $31.5 million, respectively. The federal Government's shutdown in the Company's second quarter severely affected the operating results for that period.

FORWARD LOOKING STATEMENTS AND INFORMATION

         This report and other reports and statements filed by the Company from time to time with the Securities and Exchange Commission (collectively, "SEC Filings") contain or may contain certain forward-looking statements and information that are based on information available to the Company's management and various estimates, assumptions and predictions made by the Company's management.

When used in SEC Filings, the words "anticipate," "contemplate," "estimate," "expect," "future," "intend," "plan," "predict" and similar expressions are intended to identify forward-looking statements. Such statements are subject to inherent uncertainties, including, in addition to any uncertainties specifically identified in the text surrounding such statements, uncertainties with respect to changes or developments in social, economic, business, industry, market, legal and regulatory circumstances and conditions and actions taken or omitted to be taken by third parties, including the Company's stockholders, customers, suppliers, business partners and competitors, and legislative, regulatory, judicial and other governmental authorities and officials. Consequently, actual events, circumstances, consequences, effects and results may vary significantly from those described in or contemplated by such forward-looking statements or information.

                  SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION

PART II         OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS

CANONIE ENVIRONMENTAL SERVICES CORP. VS. NL INDUSTRIES, INC., ET AL.

      The Company (previously known as Canonie Environmental Services Corp.) filed suit in the Circuit Court, Mulnomah County, Oregon in February 1995 against NL Industries, Inc., Gould, Inc., Johnson Controls, Inc., Exide, Inc., AT&T Technologies, Inc., Rhone-Poulenc AG Co., and Burlington Northern Railroad Co. (the "PRPs") for breach of contract dated May 28, 1992 for the remediation of soil on property located near Portland, Oregon (the "Contract").

      In the suit, the Company sought recovery for amounts due as a result of services performed under the Contract, including $1.5 million in accounts receivable, $2.5 million of plant and equipment at the site, and other damages resulting in a total claim of $8.5 million. Prior to the Company filing suit, activity at the site had been suspended pending EPA approval of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which indicated significant differences in the waste materials at the site from the materials specified in the EPA Record of Decision and in the initial remedial investigation performed by others at the site. The PRPs alleged the Contract required the dispute be arbitrated. The Company objected to the arbitration denying it was required under the terms of the Contract and alleging that the time for asserting such claims had expired. The Company's objections were overruled by the court and the court action was abated pending arbitration before the American Arbitration Association. In the arbitration, the PRPs sought reimbursement from the Company for amounts ranging from $3.4 million to $17.0 million, under various damage theories relating to work performed by the Company under the Contract alleging negligent performance and breach of contract. The Company filed a counterclaim in the arbitration to recover the damages claimed in the court action.

      On June 27, 1996 a Construction Industry Arbitration Tribunal of the American Arbitration Association issued, with one dissenting opinion, a binding award in favor of the PRPs in the amount of $4.5 million against the Company. The counterclaim of the Company was denied; however, the Company's plant and equipment at the site was awarded to the Company.

      The arbitration award and the earlier decision of the court compelling the arbitration is being contested by the Company. At the same time, the Company has filed notice of a claim relating to the award with its professional
liability, general liability, and property insurance carriers.   The Company's
liability coverage includes a $500,000 self-insured retention requirement which has been met by the Company through the costs of investigation and defense related to this matter. The Company believes that it has significant possibilities to either overturn the arbitration award and post any required appeal bond, realize coverage by its insurance carriers for the recovery of any lost amounts, or reach a satisfactory resolution to the dispute with the PRP Group. No liability or asset reserve has been established in the third quarter financial statement as the Company does not believe the loss is probable and/or reasonably estimable at this time. The Company has approximately $4 million of accounts receivable and plant equipment relating to the project recorded in its financial statements.

      The Company is currently unable to pay the arbitration award, and the failure to overturn the arbitration award, recover lost amounts from its insurance carriers, or achieve a satisfactory resolution to the dispute with the PRPs will have a material adverse impact on the financial condition of the Company.

TRANSCONTINENTAL REALTY INVESTORS, INC. VS. MT. LAUREL ASSOCIATES, ET AL.

      An agreement in principle has been reached by the plaintiff and the professional liability carrier of the Company's subsidiary, BCM Engineers Inc. ("BCM") to resolve all claims, in Transcontinental Realty Investors, Inc. vs. Mt. Laurel Associates, BCM Engineers Inc., et al. The $8.0 million claim by Transcontinental Realty Investors, Inc., was settled for $1.5 million. The insurance carrier will pay the agreed settlement directly to the plaintiff and BCM will be required to reimburse the insurance carrier the balance of the unexpended portion of a self-insured retention of approximately $210,000. Final settlement documents and agreement between BCM and its carrier on the schedule of reimbursement of the Company's portion of settlement proceeds are currently being negotiated.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES

The BCM Stock Repurchase Agreement provides that certain shares of the Company's redeemable preferred stock, put back to the Company, be repurchased within 30 days of receiving the stock. To date, there have been 3,245.32 shares of redeemable preferred stock with a value of $324,532.04, which have been received but not repurchased by the Company. The agreement provides that the repurchase be made in cash and notes. The cash payment required to repurchase the redeemable preferred stock is approximately $190,000. The Stock Repurchase Agreement also requires the Company to be in compliance with its Senior Lenders prior to the payment of any dividend or the redemption of any securities of the Company. The Company was not in compliance with certain financial covenants of the Chemical Facility in the second quarter and therefore was prohibited from repurchasing shares of redeemable preferred stock which had been put back to the Company.

The payment of quarterly dividends is also prohibited by the Chemical Facility while an event of default exists with its Senior Lenders. The Company has not made the second quarter 1996 5 percent payment of the second quarter 1996 five percent preferred stock dividend of approximately $95,000 due on June 30, 1996. The terms of the preferred stock provide that a non-payment condition increases the dividend rate 7.5 percent.

The Company anticipates that it will resolve these issures prior to September 30, 1996.

ITEM 5.      OTHER INFORMATION

      The Company executed a Forbearance Agreement with its Senior Lenders for the period of June 7, 1996 through June 28, 1996 in connection with an overdraft condition which resulted from the establishment by the Senior Lenders of a reserve against the Company's borrowing base.

      The Company executed the First Amendment to the Forbearance Agreement as of June 28, 1996 extending the forbearance period through August 14, 1996 permitting the Company to continue an overdraft condition of $500,000, reducing to $250,000 on August 9, 1996 and zero on August 14, 1996.

      The Company executed the Second Amendment to the Forbearance Agreement on August 13, 1996 extending the forbearance period to September 6, 1996 without an overdraft condition.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits


             10.26        First Amendment to the Forbearance Agreement

             10.27        Second Amendment to the Forbearance Agreement

             10.28        The Second Amended and Restated Note Purchase Agreement effective as of
                          May 15, 1996 with the holders of notes payable to 399 Venture Partners, Inc., an affiliate of Citicorp Venture, Ltd.

             11           Statement regarding computation of earnings per share.

             27           Requirements for the format and input of financial data schedules (EDGAR version only).

         (b)  Reports on Form 8-K

             Form 8-K dated May 15, 1996 filed on July 24, 1996 in connection with (i) the execution of the Third Amendment, Waiver and Consent effective as of May 15, 1996 to the existing Loan & Security Agreement dated October 18, 1995 by and among the Registrant, BCM Engineers Inc. and Riedel Environmental Services, Inc., and Chemical Bank and BTM Capital Corporation; (ii) the execution of an Amended and Restated Note Purchase Agreement effective as of May 15, 1996 with the Holders of note payable to 399 Venture Partners, Inc., and affiliate of Citicorp Venture, Ltd.
             and to various individual distributees of promissory notes formerly held by 399 Venture Partners, Inc. , in the aggregate principal amount of $2.0 million in convertible subordinated notes and $10.0 million in Senior Subordinated Notes; and (iii) the notification on June 27, 1996 of the award by an arbitration panel acting pursuant to the rules of the American Arbitration Association of $4.5 million against the Company.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Smith Environmental Technologies Corporation
                                                     (Registrant)

                                   By:  /s/    William T. Campbell
                                        ---------------------------------------
                                               William T. Campbell
                                               Vice President - Finance

Date:  August 14, 1996