Form 10-Q
period 1996-12-31
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1997-02-18
CIK 798139

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

                For the quarterly period ended December 31, 1996

         [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14992

                        SMITH TECHNOLOGY CORPORATION
                        ----------------------------
           (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION) (exact name of registrant as specified in its charter)

DELAWARE                                                                           38-2294876
--------                                                                           ----------
(State or other jurisdiction of                                                   (IRS Employer
incorporation or organization)
Identification No.)

           3501 JAMBOREE ROAD, SUITE 304, NEWPORT BEACH, CA  92660
           -------------------------------------------------------
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (714) 737-7900
                                                          --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes       No  X
                                              ----     ----

Registrant has not filed its Form 10-K for the twelve month period ended September 30, 1996.

On January 31, 1996, the registrant had 6,160,882 shares of common stock outstanding.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR QUARTER ENDED DECEMBER 31, 1996

                          SMITH TECHNOLOGY CORPORATION
                               TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                                                         Page
                                                                                                         ----
        Item 1:  Financial Statements

              Consolidated Balance Sheets (unaudited) as of December 31, 1996
              and September 30, 1996                                                                      3-4

              Consolidated Statements of Operations (unaudited)
              for the three months December 31, 1996 and 1995                                              5

              Consolidated Statements of Cash Flows (unaudited)
              for the three months ended December 31, 1996 and 1995                                       6-7

              Notes to Consolidated Financial Statements (unaudited)                                     8-11

        Item 2: Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                            12-17

 PART II.  OTHER INFORMATION

 Item 1:  Legal Proceedings                                                                              18-20

 Item 3:  Defaults on Senior Securities                                                                   21

 Item 5:  Other Information                                                                               21

 Item 6:  Exhibits and Reports on Form 8-K                                                                22

               Signature                                                                                  23

              Exhibit 11 Computation of earnings per share, for the
              three months ended December 31, 1996 (unaudited)                                            24

              Exhibit 27 Requirements for the format and input of financial data schedules (EDGAR version only)

PART I.      FINANCIAL INFORMATION
ITEM 1.      FINANCIAL STATEMENTS

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                               DECEMBER 31,           SEPTEMBER 30,
                                                                                    1996                   1996
                                                                              ----------------     -----------------
                                                                              (UNAUDITED)              (UNAUDITED)
 ASSETS
 ------
 Current Assets:
          Cash                                                                $            454       $            625
           Accounts receivable, less allowance for doubtful
                accounts of $888 and $829 (Note 2)                                      41,565                 40,793
           Costs and estimated earnings of long-term
                 contracts in excess of billings                                         5,918                  3,275
           Prepaid expenses and other current assets                                     3,285                  3,445
                                                                              ----------------      -----------------

                Total current assets                                                    51,222                 48,138

 Property and equipment:
           Equipment                                                                    19,402                 19,330
           Land and buildings                                                            4,017                  4,017
           Leasehold improvements                                                        1,107                  1,107
                                                                              ----------------      -----------------

                 Total property and equipment, at cost                                  24,526                 24,454
           Less accumulated depreciation and amortization                               12,240                 11,582
                                                                              ----------------      -----------------

                Property and equipment, net (Note 2)                                    12,286                 12,872

 Other assets:
           Intangible assets, net of accumulated amortization
                of $2,170 and $1,878, respectively                                      14,880                 15,172
           Goodwill, net of accumulated amortization
                of $813 and $714, respectively                                          14,854                 14,953
           Investment in unconsolidated affiliate                                        1,561                  1,561
           Other assets                                                                  4,000                  4,038
                                                                              ----------------      -----------------

 TOTAL ASSETS                                                                 $         98,803       $         96,734
                                                                              ================      =================



          See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                    CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                               DECEMBER 31,           SEPTEMBER 30,
                                                                                   1996                   1996
                                                                              ----------------      -----------------
                                                                                (UNAUDITED)            (UNAUDITED)
 LIABILITIES, REDEEMABLE PREFERRED STOCK
      AND COMMON STOCKHOLDERS' EQUITY

 Current liabilities:
            Accounts and subcontracts payable                                $         26,475        $         22,597
            Accrued expenses and other liabilities:
                        Compensation and related fringes                                4,845                   5,486
                        Severance and office closures                                   1,271                   1,688
                        Other                                                           8,319                  10,486
            Billings on long-term contracts in excess of
                        costs and estimated earnings                                       45                      57
            Current maturities of long-term debt and
                        short-term borrowings                                           2,968                   2,866
                                                                             -----------------       ----------------

                   Total current liabilities                                           43,923                  43,180

 Long-term debt                                                                        26,265                  24,881

 Other long-term liabilities                                                            7,627                   7,804

 Convertible Senior Subordinated Note, 10% maturing
            in 2004, convertible into 4,423,171 and 4,210,953
            common shares, respectively at $3.28 per share                             14,508                  13,812

 Commitments and contingencies (Note 2)

 Redeemable Preferred Stock, $0.01 par value; 78,000
            shares authorized; 71,128 and 74,438
            shares issued, respectively; 10% cumulative
            dividend; $100 redemption value                                             6,564                   6,846


 Junior Convertible Preferred Stock; $0.01 par value;                                     ---                    ---
            470,000 shares authorized; none issued

 Preference Stock; $0.01 par value, 1,000,000 shares
             authorized; none issued                                                      ---                    ---

 Preferred Stock $0.01 par value; 550,500 shares
             authorized; none issued                                                      ---                    ---

 Common stockholders' equity:
              Common stock; $0.01 par value; 20,000,000 shares
                        authorized; 6,160,882 and 5,850,015 shares
                        issued and outstanding, respectively                               61                      61
               Additional paid in capital                                              17,407                  17,379
               Deferred compensation                                                     (404)                   (404)
               (Accumulated deficit)                                                  (17,148)                (16,825)
                                                                             -----------------       ----------------

                        Total common stockholders' (deficit) equity                       (84)                    211
                                                                             -----------------       ----------------
 TOTAL LIABILITIES, REDEEMABLE PREFERRED
      STOCK AND COMMON STOCKHOLDERS EQUITY                                   $         98,803        $         96,734
                                                                             ================        ================


          See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   UNAUDITED

                                                                                                  THREE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                          ------------------------------------
                                                                                                1996                   1995
                                                                                          -------------        ---------------
 Revenues                                                                                 $      44,772         $      46,758

 Cost of revenues                                                                                40,127                40,876
                                                                                          -------------        --------------
                Gross profit                                                                      4,645                 5,882

 Selling, general and administrative expenses                                                     2,953                 3,849
 Amortization of intangible assets, goodwill and
           deferred financing fees                                                                  506                   488
 Special items                                                                                      ---                   393
                                                                                          -------------        --------------

                Income from operations                                                            1,186                 1,152

 Interest expense                                                                                (1,262)               (1,154)
                                                                                          -------------        --------------

                (Loss) income before share in earnings of
                         unconsolidated affiliate, income taxes and
                         extraordinary charge                                                       (76)                   (2)

 Share in (loss) earnings of unconsolidated affiliate                                                                     500
                                                                                          -------------        --------------

                (Loss) income before income taxes and
                         extraordinary charge                                                       (76)                  498

 Income tax expense                                                                                  25                   ---
                                                                                          -------------        --------------

                (Loss) income before extraordinary charge                                          (101)                  498

 Extraordinary charge on debt refinancing                                                            25                (1,395)
                                                                                          -------------        --------------

                Net loss                                                                           (101)                 (897)

 Dividends and accretion Redeemable Preferred Stock                                                (222)                 (137)
                                                                                          -------------        --------------
                Net loss applicable to common stock                                       $        (323)        $      (1,034)
                                                                                          =============        ==============

 Weighted average number of common and common
           equivalent shares outstanding                                                      6,138,446             5,882,823
                                                                                          =============        ==============

 Income (loss) per common and common equivalent share:

           (Loss) income before extraordinary charge                                      $       (0.02)         $        .09
           Extraordinary charge                                                                     ---                 (0.24)
                                                                                          -------------        --------------

           Net loss                                                                               (0.02)                (0.15)
                                                                                          =============        ==============

           Net loss applicable to common stock                                            $       (0.05)        $       (0.18)
                                                                                          =============        ==============



          See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   UNAUDITED

                                                                                                   THREE MONTHS ENDED
                                                                                                      DECEMBER 31,
                                                                                          --------------------------------------
                                                                                                1996                  1995
                                                                                          -------------          ---------------
 OPERATING ACTIVITIES

 (Loss) income before extraordinary charge                                                 $       (323)            $      498

 Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:

           Depreciation and amortization                                                          1,164                  1,135
           (Gain) loss on disposal of equipment                                                    (143)                  (333)
           Share in earnings of affiliate                                                           ---                   (500)
           Deferred interest                                                                        696
           Compensation expense                                                                      28

 Changes in operating assets and liabilities, net of effects from acquisitions:

           Accounts receivable                                                                     (772)                 3,524
            Costs and estimated earnings on long-term
                 contracts in excess of billings                                                 (2,643)                   633
           Prepaid expenses and other current assets                                                160                   (891)
           Other assets                                                                             (77)                   484
           Accounts and subcontracts payable                                                      3,878                 (3,871)
           Accrued expenses and other liabilities                                                (2,529)                (2,176)
           Billings on long-term contracts in excess of costs
                and estimated earnings                                                              (12)                    89
           Other long-term liabilities                                                             (177)                  (523)
           Other net                                                                               (662)                  (137)
                                                                                          -------------          -------------

           Net cash used in operating activities                                                 (1,412)                (2,068)
                                                                                          -------------          -------------

          See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   UNAUDITED


                                                                                                 THREE MONTHS ENDED
                                                                                                    DECEMBER 31,
                                                                                         ---------------------------------
                                                                                              1996                 1995
                                                                                         -------------        ------------
 INVESTING ACTIVITIES

      Capital expenditures                                                                $    (72)             $     (453)
      Advances from affiliates                                                                 ---                     ---
      Proceeds from sale of fixed assets                                                       143                     553
                                                                                         ---------              ----------
                Net cash provided by investing activities                                       71                     100

 FINANCING ACTIVITIES

      Proceeds from revolving line of credit                                                                        20,649
      Retirement of revolving line of credit                                                                       (21,537)
      (Repayments) borrowings on revolving line of credit, net                               1,861                   1,576
      Proceeds from term loan                                                                                        6,500
      Retirement of term loan                                                                                       (3,400)
      Repayments on term loan                                                                 (406)                   (295)
      Borrowings from conversion of Senior Note                                                                        193
      Payment of financing fees                                                                                     (1,096)
      Payment of early debt extinguishment penalty                                                                    (287)
      Repayments of debt                                                                      (251)                    (34)
      Proceeds from exercise of stock options                                                                           14
      Repurchase of Redeemable Preferred Stock                                                 (34)                   (177)
      Dividends paid on Redeemable Preferred Stock                                                                     (95)
      Other                                                                                                             41
                                                                                         ---------              ----------
                Net cash provided by financing activities                                    1,170                   2,052
                                                                                         ---------              ----------
 Net (decrease) increase in cash                                                              (171)                     84

 Cash at beginning of period                                                                   625                     510
                                                                                         ---------              ----------

 Cash at end of period                                                                    $    454              $      594
                                                                                         =========              ==========

 Supplemental Cash Flow Information:
      Issuance of Stock for Bonus Compensation                                            $     28              $       47
      Issuance of stock for Defined Contribution Plan                                          ---              $      107



          See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by Smith Technology Corporation, formerly Smith Environmental Technologies Corporation, (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. The financial statements should be read in conjunction with the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements of the Company for the twelve month period ended September 30, 1996 included herein and the Company's report on Form 8-K filed on January 21, 1997. The Company has not filed its report on Form 10-K for the twelve month period ended on September 30, 1996. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.


NOTE 2 - COMMITMENTS AND CONTINGENCIES

      The Company (previously known as Canonie Environmental Services Corp.) filed suit in the Circuit Court, Multnomah County, Oregon in February 1995 against NL Industries, Inc., Gould, Inc., Johnson Controls, Inc., Exide, Inc., AT&T Technologies, Inc., Rhone-Poulenc AG Co., and Burlington Northern Railroad Co. (the "PRPs" or "PRP Group") for breach of contract dated May 28, 1992 for the remediation of soil on property located near Portland, Oregon (the "Contract").

      In the suit, the Company sought recovery for amounts due as a result of services performed under the Contract, including $1.5 million in accounts receivable, $2.5 million of plant and equipment at the site, and other damages resulting in a total claim of $8.5 million. Prior to the Company filing suit, activity at the site had been suspended pending EPA approval of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which indicated significant differences in the waste materials at the site from the materials specified in the EPA Record of Decision and in the initial remedial investigation performed by others at the site. The PRPs alleged the Contract required the dispute be arbitrated. The Company's objections were overruled by the court and the court action was abated pending arbitration before the American Arbitration Association. In the arbitration, the PRPs sought reimbursement from the Company for amounts ranging from $3.4 million to $18.0 million, under various damage theories relating to work performed by the Company under the Contract alleging negligent performance and breach of contract. The Company filed a counterclaim in the arbitration to recover the damages claimed in the court action.

      On June 27, 1996 a Construction Industry Arbitration Tribunal of the American Arbitration Association issued, with one dissenting opinion, a binding award in favor of the PRPs in the amount of $4.5 million against the Company. The counterclaim of the Company was denied; however, the Company's plant and equipment at the site was awarded to the Company. The Company filed exceptions and a motion to vacate the award with the Oregon Circuit Court which were denied.

      On January 30, 1997, the Company and the PRP Group reached an agreement for the resolution of the matter. The settlement agreement provides for payment of the $4.5 million over a period of six years with interest at twelve percent. The agreement provides semiannual payments which include interest as follows: $150,000 in 1997; $300,000 in 1998; $584,000 in 1999; $584,000 in
2000; $1,994,000 in 2001; and $3,786,000 thereafter. The agreement also allows a discounted prepayment of $2.5 million on or before December 31, 1997 or $2.75 million on or before April 30, 1998 in complete satisfaction of the obligation. The Company recorded a charge in fiscal 1996 of approximately $9.7 million consisting of an obligation to the PRP Group of $4.5 million, the write-off of $1.5 million of accounts receivable and $2.5 million of equipment, and $1.2 million of related legal and consulting fees. The settlement agreement provides that any proceeds from the sale of the equipment be applied to payment of the settlement.

      The Company filed notice of a claim with its professional liability,
general liability, and property insurance carriers.   The underwriter of the
general liability and professional liability coverage has filed an action in the Supreme Court of the State of New York, New York County, requesting relief from the Company's claims of coverage. The Company's claims against its general liability and professional liability carrier have been resolved with the payment of $500,000 to the Company.

      Transcontinental Realty Investors, Inc. filed an action against the Company's subsidiary BCM Engineers Inc. (BCM) and various unrelated parties in the Superior Court of New Jersey, Burlington County. The action sought to recover alleged damages exceeding $8 million based on breach of contract and negligence. An agreement has been reached by the plaintiff and the professional liability carrier of BCM to resolve all claims. The insurance
carrier will pay the agreed settlement directly to the plaintiff.   The
Company's obligation is limited to reimburse the insurance carrier for the balance of the unexpended portion of a self-insured retention of approximately $215,000 in installments of $50,000 payable quarterly beginning September 26, 1996, with final payment of any remaining balance due on September 30, 1997.

      U-Max was awarded a judgment in the United States District Court for the Middle District of Pennsylvania of $2 million against Stroud Township. The Township has been granted a judgment of $1 million against the Company's subsidiary, BCM Engineers Inc. (BCM).

Stroud Township has appealed the judgment against the Township and the $1 million judgment awarded in favor of the Township against BCM. BCM's insurance coverage will respond to losses exceeding a $500,000 deductible of which approximately $220,000 has been expended. On November 27, 1996, BCM filed a notice of appeal to the United States Third Circuit Court of Appeals with a motion to stay execution and/or enforcement on the Township's judgment and to waive the posting of a supersedeas bond pending BCM's appeal. The Company's counsel believes there are grounds for reversal or modification of the judgment on appeal, however, the likelihood of obtaining relief from the District Court judgment is unknown. The difference between the insurance deductible and the amount expended of $280,000 is included in other liabilities in the accompanying balance sheets.

      A settlement agreement of the claim filed in the Court of Common Pleas of Philadelphia County, Philadelphia has been reached with Mutual Pharmaceutical Company, Inc. whereby BCM Engineers Inc. will be required to pay the plaintiff for its out-of-pocket costs incurred to date for the site investigation and carrying costs amounting to $207,000. This amount is to be paid in 13 monthly installments beginning

September 12, 1996 of $16,000 in lieu of exposure to the remaining deductible and further litigation. The claim is covered by BCM's professional liability coverage which carries a $500,000 deductible. The insurance carrier has approved the settlement agreement. Additionally, the Company's subsidiary, BCM, will be responsible for performing certain remediation services at the site to obtain a "No Further Action" letter from the Pennsylvania Department of Environmental Protection. The estimated cost of the services is $50,000. If BCM fails to pay the agreed amount or perform under the agreement, the plaintiff reserves the right to recommence the litigation and claim additional out-of-pocket costs. The agreement leaves open a possible claim for diminution of property value up to $420,000 for up to 10 years and requires the Company and BCM to indemnify the plaintiff for any third-party claims not to exceed $500,000 plus costs of defense until September, 2001. The Company is unaware of any third-party claims and has not been notified of any claim of diminution of value of the site.

      In November 1993, second amended complaints and initial complaints were filed in the Circuit Court, County of Jackson, Mississippi, which include RES along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involved approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine released from an overturned tanker. Settlements of the claims of eighty-seven plaintiffs have been completed without contribution by RES; those claims will be dismissed leaving one hundred thirty-two plaintiffs with claims remaining against RES, including the two wrongful death claims. The special damages of remaining plaintiffs are approximately $800,000, not including unstated general damages. RES will be entitled to a credit for payments made by settling defendants allocated against any remaining plaintiffs. The Company's pollution liability coverage, having an aggregate of $1 million, is paying the costs of investigation and defense and will respond to losses up to the coverage balance less those costs. The Company is vigorously defending the described litigation. No provision for loss, if any, has been recorded in the accompanying balance sheets.

      In December 1995, BellSouth filed a complaint for unstated damages in the Circuit Court, Jefferson County, Alabama against the Company, its subsidiary BCM Engineers Inc. (BCM) and Canonie Technologies, Inc. The complaint, alleging professional negligence, fraudulent and negligent misrepresentation, non-disclosure, innocent misrepresentation and breach of contract, arises out of BCM's alleged failure to provide oversight and certification of services performed by BellSouth's asbestos abatement contractors. The plaintiff claims it has expended an additional $1.6 million to perform asbestos removal which allegedly was to have been performed by its prior contractor. BCM believes its services were performed in compliance with all legal requirements, that it has been released from BellSouth claims, and that a substantial amount of the claims are barred by statute of limitations. The Company has filed a motion for summary judgment and is vigorously defending the matter. No provision for loss, if any, has been recorded in the accompanying balance sheets.

      Stroudsburg Municipal Authority has filed a claim in the Monroe County, Pennsylvania, Court of Common Pleas for damages exceeding $500,000 based on allegations of breach of contract and negligent performance of design services. The Company and its professional liability carrier are investigating the claim.

      The Company is currently a party to other litigation and claims incidental to its business. The Company believes that these matters are adequately accrued or covered by insurance, are without merit or the disposition thereof is not anticipated to have a material effect on the Company's financial position; however, one or more of these matters, individually or in the aggregate could have a material adverse effect on future quarterly or annual results of operations or cash flow when resolved.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


NOTE 3 - INDUSTRY SEGMENT

      The Company operates within a single industry segment in the United
States.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

             The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and the Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements of the Company for the twelve month period ended September 30, 1996 included herein and the Company's report on Form 8-K filed on January 21, 1997. The Company has not filed its report on Form 10-K for the twelve month period ended on September 30, 1996.

                                                                               THREE MONTHS ENDED
                                                                                  DECEMBER 31,
                                                                           -------------------------------
                                                                               1996               1995
                                                                           ----------         ------------
 Revenues                                                                     100.0%             100.0%
 Cost of Revenues                                                             89.6                87.4
                                                                           ----------         ------------

        Gross profit (loss)                                                   10.4                12.6

 Selling, general and administrative expenses                                  6.6                 8.2
 Amortization of intangible assets, goodwill and
        deferred financing fees                                                1.1                 1.0
 Special items                                                                 ---                 0.9
                                                                           ----------         ------------

       Income from operations                                                  2.7                 2.5

 Interest expense                                                              2.8                 2.5
                                                                           ----------         ------------

        (Loss) income before share in earnings of
               unconsolidated affiliate, income taxes and
               extraordinary charge                                           (0.1)                ---

 Share in (losses) earnings of unconsolidated affiliate                        ---                 1.1
                                                                           ----------         ------------

        (Loss) income before income taxes and
               extraordinary charge                                           (0.1)                1.1

 Income tax expense                                                           (0.1)                ---
                                                                           ----------         ------------

        (Loss) income before extraordinary charge                             (0.2)                1.1
 Extraordinary charge on debt refinancing                                      ---                (3.0)
                                                                           ----------         ------------

        Net (loss) income                                                     (0.2)%              (1.9)%
                                                                           ==========         ============

GENERAL

      The Company provides a broad range of comprehensive environmental consulting, engineering, and waste water facility design, and on-site construction and remediation service for clients in the private and public sectors in the areas of environmental contamination, water resources and infrastructure. The timing of the Company's revenues is primarily dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or full fiscal year.

      The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 to 50 percent. The Company also includes its proportionate share in unincorporated joint ventures entered into on large construction-type remediation contracts.

      Certain amounts from prior periods have been reclassified to conform to current period presentation.

COMPARISON OF QUARTER ENDED DECEMBER 31, 1996 AND 1995

      Revenues for the quarter ended December 31, 1996 were $44.8 million compared with $46.8 million for the same quarter in 1995, a decrease of $2.0 million or 4.3 percent. Decreased engineering services revenues caused by general market conditions were partially offset by higher remediation services revenues.

      Gross profit for the quarter ended December 31, 1996 was $4.7 million or
10.4 percent of revenues compared with $5.9 million or 12.6 percent of revenues for the quarter ended December 31, 1995, a decrease of approximately $1.2 million. The decrease in gross profit and the percentage return is due primarily to the aforementioned reduction in engineering services revenues which contain a higher gross profit than construction or remediation services contracts. Additionally, the environmental construction and remediation market is extremely price competitive which has reduced project profit margins. Indirect costs have been reduced to partially offset the effects of the decline in project profit margins.

      Selling, general and administrative expenses (SG&A) for the quarter ended December 31, 1996 were $3.0 million or 6.6 percent of revenues, compared with $3.8 million or 8.2 percent of revenues for the same quarter last year. The decrease in SG&A is primarily attributable to reduced accounting, business development and other administrative costs as a result of cost reductions implemented during the second half of fiscal year 1996 and reduced legal fees as a result of the settlement of the NL Industries arbitration.

      Amortization of intangible assets, goodwill and deferred financing fees for the quarter ended December 31, 1996 was $506,000, compared to $488,000 for the same period in the prior fiscal year.

      Special items were $393,000 for the three months ended December 31, 1995 and included severance and relocation costs in connection with additional office closings and consolidations. No special items were recorded in the quarter ended December 31, 1996.

      Interest expense for the quarter ended December 31, 1996 was $1.3 million compared with $1.2 million for the same quarter in 1995. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

      The Company's share of earnings from an unconsolidated affiliate in the quarter ended December 31, 1995 was $500,000. No activity was conducted by the joint venture during the current fiscal year quarter.

      In the quarter ended December 31, 1996, the Company provided for income taxes of $25,000 which represents a provision for state income taxes. The Company has not provided for federal taxes as a result of the loss for the current quarter. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.

      The Company recorded an extraordinary charge of approximately $1.4 million during the three months ended December 31, 1995 as a result of refinancing its senior credit facility. The charge includes unamortized financing fees and a prepayment penalty in connection with the refinancing.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is engaged in a business which at times requires substantial working capital for construction, remediation and engineering services contracts that require investments of personnel and equipment by the Company
before the Company is permitted to invoice the client.   Many of the Company's
contracts also provide for progress or monthly invoices as certain benchmarks of performance are reached or costs have been incurred. The Company's working capital and cash have been significantly impacted by the amount of debt incurred in connection with the acquisition of BCM Engineers, Inc ("BCM"), Reidel Environmental Services, Inc. ("RES") and the assets of RESNA Industries, Inc. ("RESNA") and by costs associated with consolidating the acquired companies' operations into those of the Company. As a result of these factors and current market conditions for the environmental industry which reflect lower government spending, lessened regulatory enforcement and lower project profit margins the Company has and continues to experience liquidity problems.

      The Company has in place a Loan and Security Agreement (the "Loan Agreement") with The Chase Manhattan Bank and BTM Capital Corporation (collectively, the "Senior Lenders"). The credit facility (the "Chase Facility") consists of a $6.5 million term loan and a $27 million revolving line of credit (the "Revolver"). The calculation of the borrowing base for the Chase Facility is based on eligible accounts receivable, as defined in the credit Loan Agreement. The Chase Facility includes a $5.0 million unbilled account subline providing that unbilled receivables, subject to limitations, are included in the calculation of the borrowing base. Changes in the borrowing base occur as a result of the magnitude and timing of the Company's billings and collections for services.

      The principal sources of liquidity for the Company's business and operating needs are internally generated funds from operations and available revolving credit borrowings under the Chase Facility. For the three months ended December 31, 1996, operating activities used net cash of approximately $1.4 million, primarily due to an increase in costs in excess of billings. Investing activities provided approximately $71,000 in net cash principally from the sale of assets. Financing activities provided net cash of $1.2 million primarily from borrowings on the Chase Facility. Cash generated from the collection of accounts receivable is used to repay the Revolver and results in an increase of available borrowings under the Revolver.

      As of December 31, 1996, long term debt, including current maturities of $3.0 million, was approximately $43.7 million, the components of which were borrowings of $23.7 million under the Revolver and $4.1 million of the term loan, $14.5 million of Subordinated Notes (as defined below) and $1.4 million of other notes and capital leases.

      The Company and its Senior Lenders executed the Fourth Amendment, Waiver and Consent (the "Fourth Amendment") effective as of January 14, 1997. The Fourth Amendment waived and consented to certain conditions and actions related to (1) the BCM Employee Stock Ownership Plan and (2) financial covenant violations for periods ended June 30, 1996 and September 30, 1996 under the Loan Agreement. The Fourth Amendment also increased interest rates by one-half percent, modified certain fees and reduced the revolving line of credit from $28.5 million to $27 million. The term loan maturity date was modified to October 18, 1998, concurrent with the terms of the revolving line of credit. The Fourth Amendment also established new financial covenants for the remaining term of the Chase Facility through October 18, 1998 and required the Company to engage a financial consultant recommended by its Senior Lenders to advise the Company on financial matters.

      Subsequent to the execution of the Fourth Amendment, the Company determine that its eligible accounts receivable used to calculate its borrowing base was overstated in calendar months December 1996 and January 1997. As a result of this determination, the Company is in an over-advance position which is a default under the terms of the Loan Agreement. The Senior Lenders have advised the Company that the over-advance must be cured by April 15, 1997, which cure may include the use of proceeds from a potential sale of a portion of the Company's engineering operations, and that its Revolver will be reduced to a maximum of approximately $24.3 million. The Company and its Senior Lenders are discussing the language of an amendment to the Loan Agreement pending a determination of the magnitude of the overstatement of the Company's eligible accounts receivable and method of resolution of the effect on the Company's borrowing base. In the interim, the Company has agreed to reduce its outstanding unbilled account subline with repayments to its Senior Lenders of $25,000 per week.

      The Company also executed a Third Amendment to the Amended and Restated Note Purchase Agreement (the "Amended Agreement") effective as of January 13, 1977 by and among the Company and 399 Venture Partners, Inc. which amendment defers the interest which will accrue and become due on November 21, 1997 and May 21, 1998 on the Convertible Subordinated Notes and Senior Subordinated Notes (the "Subordinated Notes"). The Amended Agreement also authorizes permitted lien status respecting the Company's settlement agreement obligation to the PRP Group of up to $2.5 million and provides for the issuance of additional notes (maturing on November 21, 2004) in lieu of all deferred
interest payments.   The effect as of December 31, 1996 of this Third Amendment was to reclassify approximately $700,000 of accrued interest expenses to long-term debt under the Notes, which reclassification is reflected in the Company's financial statements. All of the interest converted to principal will be subject to conversion rights on the same terms and conditions as the original principal amount of the Notes.

      The Company has attempted to improve cash flow and improve working capital through cost reduction measures and improved billing and collection procedures. The Company is also pursuing identified capital investment and merger opportunities, as well as the divestiture of a portion of its business. These potential transactions may require an increase in the Common Stock, the Preferred Stock and the Preference Stock currently authorized by the Company's Certificate of Incorporation. The Company has engaged the services of an environmental financial consultant and investment banker to actively market certain portions of the Company's engineering operations. Proceeds from such a capital investment or divestiture would be utilized to reduce the Company's trade payables and long-term debt subject to the approval of the Senior
Lenders. Accordingly, management believes operating results and cash flows will improve to a sufficient level in fiscal 1997 to allow the Company to meet its amended financial covenants in the Loan Agreement, to meet its obligations to its various unsecured creditors and the holders of its Redeemable Preferred Stock, and enable the Company to continue as a going concern. However, in the event the Company fails to improve the management of its working capital or conclude a capital investment, merger or divestiture transaction on a timely basis, its liquidity and financial position may be materially adversely impacted.

BACKLOG

      As of December 31, 1996, the Company had a contract backlog of orders of approximately $107 million compared with approximately $107 million and $106 million at September 30, 1996 and December 31, 1995, respectively. The value of unfunded or indefinite delivery order contracts ("IDO") was approximately $134 million as of December 31, 1996 compared with approximately $140 million and $147 million at September 30, 1996 and December 31, 1995, respectively. The combined contract backlog as of December 31, 1996 was approximately $242 million compared with approximately $247 million and $253 million at September 30, 1996 and December 31, 1995, respectively. The ultimate value of the backlog is subject to change as the scope of work on projects change. Customers often retain the right to change the scope of work with an appropriate increase or decrease in contract price.


OTHER ITEMS AFFECTING OPERATING RESULTS

      The Company generates a substantial portion of revenues under its Emergency Response Cleanup Services (ERCS) contracts for the Environmental Protection Agency ("EPA"). The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising Regions 6, 7 and 8, and ERCS Region 5. The ERCS Zone 4A contract was extended through March 31, 1997 with completion of work by June 30, 1997. The ERCS Region 5 contract has been renewed through September 1997, the final option year.

        Revenues from EPA contracts for the three months ended December 31, 1996 were approximately $12.1 million.

        As a federal government contractor, the Company is required to comply with various regulations and standards regarding its systems and procedures for the accumulation and billing of contract costs and federal procurement requirements. As a result of its federal government contract activities, the Company is subject to audit to assure compliance with these requirements. Although the Company to date has not experienced any materially negative audit results, an unfavorable determination could impact the Company's ability to complete current contracts and compete for future federal government work.

      The EPA procurements of future similar services is referred to as Emergency Response and Remediation Services (ERRS). On July 12, 1996, the Company received notice that its proposal did not qualify for the competitive range for proposals in the EPA ERRS-West contract comprising of Regions 6, 8 and 9. Subsequently the Company has submitted proposals in competition for award of future ERRS contracts covering Regions 3, 4 and 7. The Company intends to actively seek the award of the EPA ERRS Region 5 contract and other future EPA and other federal government agency and department remedial action contracts.

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

                          SMITH TECHNOLOGY CORPORATION

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


CANONIE ENVIRONMENTAL SERVICES CORP. VS. NL INDUSTRIES, INC., ET AL.

      The Company (previously known as Canonie Environmental Services Corp.) filed suit in the Circuit Court, Multnomah County, Oregon in February 1995 against NL Industries, Inc., Gould, Inc., Johnson Controls, Inc., Exide, Inc., AT&T Technologies, Inc., Rhone-Poulenc AG Co., and Burlington Northern Railroad Co. (the "PRPs" or "PRP Group") for breach of contract dated May 28, 1992 for the remediation of soil on property located near Portland, Oregon (the "Contract").

      In the suit, the Company sought recovery for amounts due as a result of services performed under the Contract, including $1.5 million in accounts receivable, $2.5 million of plant and equipment at the site, and other damages resulting in a total claim of $8.5 million. Prior to the Company filing suit, activity at the site had been suspended pending EPA approval of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which indicated significant differences in the waste materials at the site from the materials specified in the EPA Record of Decision and in the initial remedial investigation performed by others at the site. The PRPs alleged the Contract required the dispute be arbitrated. The Company's objections to arbitration were overruled by the court and the court action was abated pending arbitration before the American Arbitration Association. In the arbitration, the PRPs sought reimbursement from the Company for amounts ranging from $3.4 million to $17.0 million, under various damage theories relating to work performed by the Company under the Contract alleging negligent performance and breach of contract. The Company filed a counterclaim in the arbitration to recover the damages claimed in the court action.

      On June 27, 1996 a Construction Industry Arbitration Tribunal of the American Arbitration Association issued, with one dissenting opinion, a binding award in favor of the PRPs in the amount of $4.5 million against the Company. The counterclaim of the Company was denied; however, the Company's plant and equipment at the site was awarded to the Company. The Company filed exceptions and a motion to vacate the award with the Oregon Circuit Court which were denied.

      The Company and the PRP Group have reached an agreement for the resolution of the matter. The settlement agreement provides for payment of the $4.5 million over a period of six years with interest at twelve percent. The agreement provides semiannual payments which include interest as follows:
$150,000 in 1997; $300,000 in 1998; $584,000 in 1999; $584,000 in 2000;
$1,994,000 in 2001; and $3,786,000 thereafter. The agreement also allows a discounted prepayment of $2.5 million on or before December 31, 1997 or $2.75 million on or before April 30, 1998 in complete satisfaction of the obligation. The Company recorded a charge of approximately $8.9 million consisting of an obligation to the PRP Group of $4.5 million, the write-off of $1.5 million of accounts receivable, $2.5 million of equipment, and $400,000 of related legal and consulting fees in the fourth quarter. The Company also incurred approximately $800,000 in legal and consulting fees in previous quarters of the fiscal year resulting in a total charge of approximately $9.7 million (see Note 15 of Notes to Consolidated Financial Statements). Plant equipment relating to the project was awarded to the Company and is being removed from the site for sale. The settlement agreement provides that any proceeds from the sale of the equipment be applied to payment of the settlement.

      The Company filed notice of a claim with its professional liability,
general liability, and property insurance carriers.   The underwriter of the
general liability and professional liability coverage has filed an action in the Supreme Court of the State of New York, New York County, requesting relief from the Company's claims of coverage. The Company's claims against its general liability and professional liability carrier have been resolved with the payment of $500,000 to the Company.

ITEM 3.  DEFAULTS ON SENIOR SECURITIES



        The Company has not made timely payment of dividends accruing on the Redeemable Preferred Stock. A portion of the third quarter and fourth quarter fiscal 1996 preferred stock dividend payment due on September 30 and December 31, 1996 has been paid. These unpaid dividends are approximately $101,000 at December 31, 1996. The terms of the preferred stock provide that a non-payment condition increases the dividend rate to seven and one-half percent and to ten percent in the event two quarterly payments are not made. The Company has extended a dividend payment "catch-up" plan to its Preferred stockholders and has made payments through February 15, 1997 which has reduced the arrearage to $54,000. The payment of quarterly dividends is prohibited by the Chase Facility while an event of default exists. The Fourth Amendment included a consent of the Senior Lenders to make the third and fourth quarter dividend payments.


ITEM 5.      OTHER INFORMATION

      As of the date of this filing, the Company has not filed its annual report on Form 10-K for its fiscal year ended September 30, 1996. The Form 10-K has not been filed because the Company's auditors have not released their audit report due to the existing default condition under the Chase Facility. All of the financial data for fiscal year ended September 30, 1996 contained herein is unaudited. The Company's annual meeting which was scheduled for March 20, 1997 has been postponed until such time as the Company's Form 10-K is filed and a proxy statement and proxy materials can be distributed to the stockholders of the Company.

                          SMITH TECHNOLOGY CORPORATON
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                    ASSETS

                                                                                                     September 30,
                                                                                           --------------------------------
                                                                                                 1996                1995
                                                                                           -------------        -----------
                                                                                            (unaudited)
 Current Assets:
                                                                                            $     625           $      686
 Cash...............................................................................
      Accounts receivable, less allowance for doubtful
            accounts of $829 and $1,502, respectively (Note 3)......................           40,793               52,852
      Costs and estimated earnings on long-term contracts
               in excess of billings (Note 4).......................................            3,275                2,287
      Prepaid expenses and other current assets.....................................            3,445                3,203
                                                                                            ---------           ----------

          Total current assets......................................................           48,138               59,028
                                                                                            ---------           ----------

 Property and Equipment:
      Equipment.....................................................................           19,330               21,949
      Land, buildings and improvements..............................................            4,017                4,007
      Leasehold improvements........................................................            1,107                1,044
                                                                                            ---------           ----------

          Total property and equipment, at cost.....................................           24,454               27,000
      Less accumulated depreciation and amortization................................           11,582               10,062
                                                                                            ---------           ----------

        Property and equipment, net.................................................           12,872               16,938

 Other Assets:
       Intangible assets, net of accumulated amortization of $1,878
           and $712, respectively (Note 2)..........................................           15,172               16,338
       Goodwill, net of accumulated amortization of $714 and
           $322, respectively (Note 2)..............................................           14,953               15,345
       Investment in unconsolidated affiliate (Note 5)..............................            1,561                1,502
       Other assets (Note 6)........................................................            4,038                5,443
                                                                                             ---------           ----------

 TOTAL ASSETS.......................................................................        $  96,734           $  114,594
                                                                                            =========           ==========



          See accompanying notes to consolidated financial statements.

                          CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                    LIABILITIES, REDEEMABLE PREFERRED STOCK
                        AND COMMON STOCKHOLDERS' EQUITY

                                                                                                                  SEPTEMBER 30,
                                                                                                          --------------------------
                                                                                                            1996             1995
                                                                                                          ----------     -----------
                                                                                                          (unaudited)
 Current Liabilities:
    Accounts and subcontracts payable..........................................................           $  22,597      $   24,733
    Accrued expenses and other liabilities:
      Compensation and related fringes.........................................................               5,486           4,973
      Severance and office closures............................................................               1,688           1,618
      Other   .................................................................................              10,486           9,343
    Billings on long-term contracts in excess of costs and
      estimated earnings (Note 4)..............................................................                  57           1,251
   Current maturities of long-term debt and short-term borrowings (Note 7).....................               2,866           2,110
                                                                                                          -----------    ----------
        Total current liabilities..............................................................              43,180          44,028

 Long-term debt (Note 7) ......................................................................              24,881          27,403
 Other long-term liabilities...................................................................               7,804           6,017
 Convertible Senior Subordinated Note; 10%; maturing in 2004, convertible
       into 4,210,953 common shares at  $3.28 per share (Note 8)...............................              13,812          10,000

 Commitments and contingencies (Notes 9 and 14):

 Redeemable Preferred Stock, $0.01 par value; 78,000 shares authorized;
        74,438 and 76,218 shares issued, respectively; 10% cumulative
        dividend; $100 redemption value (Notes 1 and 12).......................................               6,846           6,857

 Junior Convertible Preferred Stock, $0.01 par value; 470,000 and 371,500
         shares authorized, respectively; none issued (Note 8).................................                 ---             ---

 Preference Stock, $0.01 par  value; 1,000,000 shares authorized;
         none issued...........................................................................                 ---             ---

 Common Stockholders' Equity:
    Common stock, $0.01 par value; 20,000,000 shares authorized, 6,107,440
          and 5,850,015 shares issued and outstanding, respectively............................                    61            58
    Additional paid-in capital.................................................................                17,379        17,149
     Deferred compensation.....................................................................                  (404)          ---
    (Accumulated deficit) retained earnings....................................................               (16,825)        3,082
                                                                                                          -----------    ----------

                Total common stockholders' equity..............................................                   211        20,289
                                                                                                          -----------    ----------

 TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
        AND COMMON STOCKHOLDERS' EQUITY                                                                   $    96,734    $  114,594
                                                                                                          ===========    ==========

          See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                            YEAR         SEVEN MONTHS
                                                                            ENDED            ENDED
                                                                        SEPTEMBER 30,    SEPTEMBER 30,   YEARS ENDED FEBRUARY 28,
                                                                            1996              1995        1995          1994
                                                                        (unauditied)
 Revenues (Notes 3 and 15)........................................        $ 165,632       $ 105,290    $  104,738     $ 59,461
 Cost of revenues.................................................          152,535          91,932        89,922       56,020
                                                                          ---------       ---------    ----------     --------

      Gross profit................................................           13,097          13,358        14,816        3,441

 Selling, general, and administrative expenses....................           14,218           9,109        10,285        5,754
 Amortization of intangible assets, goodwill
     and deferred financing fees..................................            1,957           1,025           510          ---
 Special items (Note 15)..........................................           11,811             393           ---        4,263
                                                                          ---------       ---------    ----------     --------

 (Loss) income from operations....................................                            2,831         4,021       (6,576)
                                                                           (14,889)

 Interest expense.................................................            4,417           2,225         1,229          412
                                                                          ---------       ---------    ----------     --------
 (Loss) income before share in earnings of unconsolidated
      affiliate, income tax and extraordinary item................         (19,306)             606         2,792       (6,988)

 Share in earnings (losses) of unconsolidated affiliates (Note 5):
                                                                                375           (173)           539         (221)
 Operating........................................................
 Investment write-off (Note 15)...................................              ---            ---            ---       (2,655)
                                                                          ---------       ---------    ----------     --------
 (Loss) income before taxes and extraordinary item................         (18,931)             433         3,331       (9,864)

 Income tax (benefit) expense (Note 10)...........................        (    419)              87           558          135
                                                                          ---------       ---------    ----------     --------

 (Loss) income before extraordinary item..........................         (18,512)              346        2,773       (9,999)
                                                                                                                             f
  Extraordinary item on debt refinancing (Note 6).................          (1,395)              ---          ---          ---
                                                                          ---------       ---------    ----------     --------

 Net (loss)                                                                (19,907)              346        2,773       (9,999)
      income......................................................
 Dividends and accretion on Redeemable
      Preferred Stock                                                           587              334          218          ---
                                                                          ---------       ---------    ----------     --------

 Net (loss) income applicable to Common Stock.....................       $ (20,494)       $       12   $    2,555      $(9,999)
                                                                         ==========       ==========   ==========     =========

 Weighted average number of common and
      common equivalent shares outstanding........................        5,978,084        5,964,250    5,865,782     5,700,783
                                                                         ==========       ==========   ==========     =========
 (Loss) earnings per common and common equivalent
       share before extraordinary item............................        $  (3.19)       $      0.00  $     0.44     $   (1.75)
                                                                         ==========       ==========   ==========     =========

 (Loss) earnings per common and common
      equivalent share............................................        $  (3.43)       $      0.00  $     0.44     $   (1.75)
                                                                         ==========       ==========   ==========     =========

          See accompanying notes to consolidated financial statements.

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT COMMON SHARE DATA)

                                                           SHARES OF               ADDITIONAL
                                                            COMMON     COMMON       PAID-IN     DEFERRED     RETAINED
                                                             STOCK      STOCK        CAPITAL   COMPENSATION  EARNINGS     TOTAL
                                                          ----------   ---------   ---------- -------------- ---------    ------
 Balance, February 28, 1993.............................   5,700,783    $    57     $ 16,580         ---      $ 10,514     $27,151
 Net loss...............................................         ---        ---          ---         ---        (9,999)     (9,999)
 Other..................................................         ---        ---           31         ---           ---          31
                                                           ---------   --------     --------      ------      --------    --------

 Balance, February 28, 1994.............................   5,700,783        57        16,611         ---           515      17,183
 Net income.............................................         ---       ---           ---         ---         2,773       2,773
 Shares issued upon conversion of stock options........      106,689         1           359         ---           ---         360
 Dividends and accretion on Redeemable

   Preferred Stock......................................         ---        ---          ---         ---          (218)       (218)
                                                           ---------   --------     --------      ------      --------    --------

 Balance, February 28, 1995.............................   5,807,472         58       16,970         ---         3,070      20,098
 Net income.............................................         ---        ---          ---         ---           346         346
 Shares issued upon conversion of stock options........       42,543        ---          179         ---           ---         179
 Dividends and accretion on Redeemable
     Preferred Stock....................................         ---        ---          ---         ---          (334)       (334)
                                                           ---------   --------     --------      ------      --------    --------

 Balance, September 20, 1995............................   5,850,015         58       17,149         ---         3,082      20,289
 Net loss   ....................                                                                               (19,907)    (19,907)
 Shares issued upon conversion of stock options.........       7,625        ---           31         ---                        31
 Shares issued to contribute Company match
     to 401 K Plan......................................      88,949          1          210         ---           ---         211
 Shares issued for deferred compensation
     and other obligations..............................     160,851          2          576       $(404)                      174
 Dividends and accretion on Redeemable
     Preferred Stock....................................         ---        ---         (587)        ---           ---        (587)
                                                           ---------   --------     --------      ------      --------    --------

 Balance, September 30, 1996 (unaudited)................   6,107,440    $    61     $ 17,379       $(404)     $(16,825)    $   211
                                                           =========   ========     ========      ======      ========    ========


          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)



                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                YEAR          SEVEN MONTHS              YEAR ENDED
                                                                ENDED             ENDED                 FEBRUARY 28,
                                                            SEPTEMBER 30,      SEPTEMBER 30,   ------------------------------
                                                                1996              1995            1995               1994
                                                            --------------    ---------------  -----------     --------------
                                                             (unaudited)
 Operating Activities:
 Net (loss) income.....................................        $ (19,907)        $    346         $2,773          $ (9,999)
 Adjustments to reconcile net income (loss)............
      to net cash provided by operating activities:
      Write-off of deferred financing fees.............            1,108              ---            ---               ---
      Deferred interest................................              812              ---            ---               ---
      Compensation expense.............................              404              ---            ---               ---
      Provisions for special items.....................            9,795              ---            ---             4,263
      Depreciation and amortization....................            5,200            2,868          3,360             1,546
      Gain on disposal of equipment....................             (260)              94            168               ---
      Share in (earnings) losses of affiliates.........             (375)             173           (539)            2,876
 Income tax refund.....................................              ---              ---            ---             2,208
 Changes in operating assets and liabilities, net of
      effects from acquisitions:
      Accounts receivable..............................           10,606          (10,464)         4,529             2,749
      Costs and estimated earnings on long-term
             contracts in excess of billings...........             (988)          (1,011)         1,562             2,720
      Prepaid expenses and other current assets........             (693)             410           (602)              724
      Other assets.....................................              997             (357)        (1,959)              ---
      Accounts and subcontracts payable................           (2,136)           6,848          1,130             1,386
      Accrued expenses and other liabilities...........            2,344           (2,374)        (4,983)             (859)
      Billings on long-term contracts in excess of
             costs and estimated earnings..............           (1,194)             615           (496)              178
      Other long-term liabilities......................           (3,634)          (3,005)          (845)              ---
  Other, net...........................................              ---               53           (218)              675
                                                               ---------         --------        -------          --------

 Net cash provided by (used in) operating activities...        $   2,305         $(5,804)         $3,880          $  8,467
                                                               =========         =======          ======          ========

          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                           YEAR         SEVEN MONTHS
                                                                          ENDED             ENDED
                                                                       SEPTEMBER 30,    SEPTEMBER 30,     YEARS ENDED FEBRUARY 28,
                                                                           1996              1995           1995           1994
                                                                       (unaudited)
INVESTING ACTIVITIES:
   Capital expenditures.....................................             $(1,402)       $ ( 2,172)       $   (689)       $ (3,333)
   Advances (to) from affiliates............................                 ---              125           1,000          (1,496)

  Proceeds from sale of subsidiary..........................                 ---              ---             ---             704
  Proceeds from sale of fixed assets........................                 725              ---             ---             ---
   Purchase of BCM Engineers (net of cash acquired).......                   ---              ---          (4,783)            ---
   Purchase of Riedel Environmental Services (net
      of cash acquired).....................................                 ---              ---          (18,336)           ---
   Other....................................................                 ---              388              (43)            22
                                                                        --------         --------        ----------      --------
 Net cash used in investing activities......................                (677)          (1,659)          (22,851)       (4,103)
                                                                        --------         --------        ----------      --------

 FINANCING ACTIVITIES:
   Proceeds from revolving line of credit used to
      fund acquisitions.....................................                 ---              ---            19,580           ---
   Retirement of acquired companies debt....................                 ---              ---           (10,647)          ---
   Proceeds from term loans used to fund acquisitions......                  ---              ---             4,500           ---
   Proceeds from Senior Note................................                 ---              ---             2,000           ---
   Proceeds from Convertible Senior
       Subordinated Note....................................                 ---              ---            10,000           ---
     Proceeds from new revolving credit facility............              20,649              ---               ---           ---
     Retirement of former revolving credit facility.........             (21,537)             ---               ---           ---
     (Repayments) borrowings on revolving
         line of credit, net................................                 747            7,219            (4,800)       (3,200)
     Proceeds from term loan................................               6,500              ---               ---           ---
     Retirement of term loan................................              (3,400)             ---               ---           ---
     Repayments on term loan................................              (2,040)             ---               ---           ---
     Payment of financing fees..............................              (1,096)             ---               ---           ---
     Payment of early debt extinguishment penalty...........                (287)             ---               ---           ---
   Repayment of other notes and capital leases..............                (986)          (1,096)           (1,967)          ---
   Proceeds from exercise of stock options..................                  31               50               360           ---
   Repurchase of Redeemable Preferred Stock., net..........                  (84)            (178)              ---           ---
   Dividends paid on Redeemable Preferred Stock...........                  (186)            (191)              ---           ---
                                                                        --------         --------        ----------      --------

 Net cash provided by (used in) by financing activities.....              (1,689)           5,804            19,026        (3,200)
                                                                        --------         --------        ----------      --------

 Net increase (decrease) in cash............................                 (61)          (1,659)               55         1,164
 Cash at beginning of period................................                 686            2,345             2,290         1,126
                                                                        --------         --------        ----------      --------
 Cash at end of period......................................             $   625        $     686        $    2,345      $  2,290
                                                                        ========         ========        ==========      ========



          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

      Smith Technology Corporation (formerly Smith Environmental Technologies Corporation), a Delaware corporation (the Company), provides a broad range of comprehensive environmental consulting, engineering, and on-site construction and remediation services for clients, in the private and public sectors in the areas of environmental contamination, water resources and infrastructure. During the year ended February 28, 1995, the Company completed three acquisitions which significantly increased its services, core competencies and geographic coverage. See Note 2 for description of acquisitions. The Company's operations are considered to be concentrated in one industry segment in the United States.

      The financial statements of the Company have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Accordingly, the financial statements do not include any adjustments relating to the recoverability of recorded assets, or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

      The Company incurred a net loss of $19.9 million for fiscal 1996 and as a result its working capital decreased to $5.0 million and its common stockholder's equity decreased to $211,000 at September 30, 1996. Further, the Company was in default of its Loan Agreement as defined herein which has required the Company to obtain forbearance agreements from its Senior Lenders and an amended Loan Agreement (see Note 7).

      During January 1997, the Company and its Senior Lenders agreed to an amended Loan Agreement which waived violations of certain conditions and financial covenants and established new financial covenants for the remainder of the Loan Agreement (see Note 7). Also during January 1997, the Company agreed to a resolution of an arbitration award, which while accounting for approximately $9.7 million of the Company's fiscal 1996 loss, requires only $150,000 of payments in fiscal 1997 (see Note 14).

      The Company has developed plans to improve its operating results. Commencing in fiscal year 1996 and continuing in fiscal year 1997, the Company implemented measures to lower its operating cost structure and remain competitive in the markets in which it competes. Such reductions were principally in personnel and facilities expense, impacting the indirect cost of revenues and selling and general and administrative expenses. Further, the Company is continuing its focus on accelerated client billings and increased collections of accounts receivable in order to improve its cash flow. Management believes a significant portion of the fiscal 1996 loss can be attributed to non-recurring events. The Company is also pursuing identified capital investment and merger opportunities, as well as the divestiture of a portion of its business. The Company has engaged the services of an environmental financial consultant and investment banker to actively market certain portions of the Company's engineering operations. Proceeds from such a capital investment or divestiture would be utilized to reduce the Company's trade payables, subject to approval of the Senior Lenders and long-term debt. Accordingly, management believes operating results and cash flows will improve to a sufficient level in fiscal year 1997 to allow the Company to meet its amended financial covenants in the Loan Agreement, to meet its obligations to its various unsecured

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


creditors and the holders of its Redeemable Preferred Stock and enable the Company to continue as a going concern.

CHANGE IN YEAR END

      Effective March 1, 1995, the Company changed its fiscal year end from February 28 to September 30. The accompanying consolidated financial statements include audited financial statements for the seven month transition period ended September 30, 1995 (transition period; 1995T). Unaudited financial statements are presented for the seven month period ended September 30, 1994 and the twelve month period ended September 30, 1995 for comparative purposes only.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions are eliminated. The Company uses the equity method of accounting for incorporated joint ventures and affiliated companies where ownership ranges from 20 percent to 50 percent. The Company also includes its proportionate share of unincorporated joint ventures entered into on larger construction-type remediation projects. Certain amounts in the prior years have been reclassified to conform to the current year presentation.

USE OF ESTIMATES

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from those estimates and such differences could be material to the consolidated financial statements.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

      In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." (SFAS No. 21). SFAS No. 121 prescribes the accounting for the impairment of long-lived assets such as property, plant and equipment; identifiable intangibles including assets such as customer lists, contract backlog and assembled workforce; and goodwill related to those assets. The Statement is effective for fiscal years beginning after December 15, 1995. Although the Company has not yet adopted SFAS 121, it believes that there would be no material impact on its financial position and results of operations upon application to its fiscal year ended September 30, 1997.

      In October 1995, the FASB issued Statement No. 123 "Accounting for Stock-Based Compensation" (SFAS No. 123) which will be effective for the Company's 1997 fiscal year. SFAS No. 123 allows companies which have stock-based compensation arrangements with employees to adopt a new fair-value basis of accounting for stock options and other equity instruments, or to continue to apply the existing accounting rules under APB Opinion 25 "Accounting for Stock Issued to Employees" but with additional financial statement disclosure. The Company expects to continue to account for stock-based

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



compensation arrangements under APB Opinion 25 and therefore does not expect SFAS No. 123 to have a material impact on its financial position, results of operations and cash flows.


REVENUE AND COST RECOGNITION

      Revenues from engineering and remediation service contracts are generally recognized as the services are provided, principally under cost-plus-fee and time and materials contracts. The Company recognizes revenues on fixed price, long-term contracts on the percentage-of-completion method, primarily based on contract costs incurred to date compared with total estimated contract costs. Where appropriate, contracts are divided between engineering and construction efforts and accordingly, gross margin related to each activity is recognized as those separate services are rendered. Contract costs include all direct material, labor, and subcontract costs and other direct costs related to contract performance. Indirect costs, classified as cost of revenues, and selling, general, and administrative costs are charged to expense as incurred. Changes to total estimated contract costs and losses, if any, are recognized in the period they are determined. Revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings on long-term contracts in excess of billings. It is anticipated that the incurred costs associated with contract work in progress at September 30, 1996 will be billed and collected in fiscal 1997. Amounts received from clients in excess of revenues recognized to date are classified under current liabilities as billings on long-term contracts in excess of costs and estimated earnings. An amount equal to contract costs attributable to claims, if any, is included in revenues when realization is probable and the amount can be reasonably estimated.


PROPERTY, EQUIPMENT, AND DEPRECIATION

      Property and equipment are stated at cost. Depreciation is provided primarily on the straight-line method except for process equipment which is depreciated based on units of production and cost recovery methods. Depreciation is based on the following estimated useful lives:


 Building and improvements................................      25-30 years
 Office, process and field equipment......................       3-12 years


Leasehold improvements are amortized over the shorter of their respective useful lives or lease terms.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



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


DIVIDENDS AND ACCRETION ON REDEEMABLE PREFERRED STOCK

      The Company's Redeemable Preferred Stock was recorded at its estimated fair value at the date of issuance. The original $932,000 excess redemption value over the carrying value is being accreted using the interest method so that the carrying value will equal the redemption value on the scheduled redemption dates. Dividends and accretion on Redeemable Preferred Stock for the year ended September 30, 1996, the seven months ended September 30, 1995 and for the year ended February 28, 1995 are as follows:

                               1996             1995T              1995
                            --------         ----------        ----------
 Dividends                  $   419          $      222        $     163
 Accretion                      168                 112               55
                            --------         ----------        ---------
                            $   587          $      334        $     218
                            =======          ==========        =========

      The Redeemable Preferred Stock carries a stated dividend rate of 5%. The Company did not make the schedule dividend payments on June 30, 1996 and September 30, 1996. As a result, the dividend rate was increased to 7.5% for the quarter ended September 30, 1996 and 10% for the quarters subsequent to September 30, 1996. The penalty dividend rate of 10% will remain in effect until such time that all accrued and unpaid dividends are paid in full. At September 30, 1996, there was $232,598 of dividends in arrears.

INCOME (LOSS) APPLICABLE TO COMMON STOCK

      Income (loss) applicable to common stock represents the portion of the Company's earnings (loss) applicable to its common stockholders. Such amount is calculated by adjusting net income (loss) for the accretion and dividend requirements on the Company's Redeemable Preferred Stock.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



(LOSS) EARNINGS PER SHARE

      (Loss) earnings per share are computed on the basis of the weighted average number of common and common equivalent shares outstanding. The dilutive effect of the Company's stock options was calculated using the treasury stock method in 1995T and fiscal 1995. The effect of the Company's stock options was excluded from the calculation of (loss) earnings per share in fiscal 1996 and 1994 due to their anti-dilutive impact. Other potentially dilutive securities at September 30, 1996 consist of the Company's Convertible Senior Subordinated Note and Senior Note (see Note 8). Conversion of the Convertible Senior Subordinated Note and the Senior Note for all periods presented was not considered since assumed conversion did not result in significant dilution or was anti-dilutive.

INTANGIBLE ASSETS AND GOODWILL

      Intangible assets are amortized over an estimated useful life of fifteen years. Goodwill is amortized over forty years. The Company continually evaluates goodwill and intangible assets to ensure that the goodwill and intangible assets are fully recoverable from projected undiscounted cash flows of the acquired business operations. Impairments are recognized in operating results in the period in which a permanent diminution in value occurs.

STATEMENT OF CASH FLOWS

      Supplemental cash flow information is summarized as follows (in thousands):

                                                           SEVEN MONTHS
                                        YEAR ENDED             ENDED               YEARS ENDED FEBRUARY 28,
                                       SEPTEMBER 30,       SEPTEMBER 30,        -------------------------------
                                           1996                 1995               1995              1994
                                       ----------------    ---------------       ---------      ---------------
 Interest paid                         $ (3,228)            $ (1,405)            $  (830)       $      (532)
 Interest received                           86                   115                 40                100
 Income taxes paid.                         (24)                 (22)               (391)                --
 Income tax refund                           --                   --                 620              1,981


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

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

      The transactions were accounted for as purchases; accordingly, the purchase prices have been allocated to assets and liabilities based on estimated fair values as of the acquisition dates and the results of operations of the acquired companies have been included in the Company's statement of operations since their respective acquisition dates. The cost in excess of estimated fair value of the net tangible assets acquired upon finalization of the purchase price, was $32.7 million. Of such amount $15.7 million was recorded as goodwill and $17.0 million was allocated to intangible assets consisting of approximately $9.2 million for assembled workforce and $7.8 million for customer lists and contract backlog.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - ACCOUNTS RECEIVABLE

      Accounts receivable are comprised of the following (in thousands):

                                                                                            SEPTEMBER 30,
                                                                                 ----------------------------------------
                                                                                    1996                    1995
                                                                                 -----------------      -----------------
 Commercial and non-US government customers:
      Amounts billed................................................                   $ 21,595                $ 25,791
      Unbilled recoverable costs and estimated earnings.............                      4,052                   6,847
      Retention.....................................................                      1,605                   2,829
                                                                                       --------                --------
                                                                                         27,252                  35,467
                                                                                       --------                --------

 United States Government and agencies:
      Amounts billed................................................                      7,976                   9,092
      Unbilled recoverable costs and estimated earnings.............                      6,015                   9,353
      Retention.....................................................                        379                     442
                                                                                       --------                --------
                                                                                         14,370                  18,887
                                                                                       --------                --------
 All customers......................................................                     41,622                  54,354

 Allowance for doubtful accounts....................................                       (829)                 (1,502)
                                                                                       --------                --------
                                                                                       $ 40,793                $ 52,852
                                                                                       ========                ========


      Unbilled recoverable costs and estimated earnings represent revenue earned and recognized on contracts which are not yet billable according to contract terms, which usually consider the passage of time, achievement of certain milestones, or the completion of the project. Retention of approximately $2.0 million is expected to be substantially collected during fiscal 1997.

      Included within unbilled recoverable costs from the U.S. Government is approximately $1.2 million of prior year cost adjustments to be recovered from the EPA under the Company's ERCS contracts. The Company also has an obligation to the EPA related to a $2.8 million settlement of a contract dispute associated with the acquisition of RES in November 1994. The Company has not made the required payments under this settlement on a timely basis, therefore the $1.3 million due to EPA has been included in current liabilities.

      Due to the nature of the services provided by the Company, it may derive revenue from a single customer which exceeds 10 percent of its revenues for the year. For the year ended September 30, 1996, and the seven month period ended September 30, 1995, the Company derived revenues from the United States Environmental Protection Agency (EPA) of approximately $43.5 million or 26.3 percent and $29.6 million or 28.1 percent, respectively of revenues for Emergency Response Cleanup Services (ERCS). There were no significant commercial customers with revenues in excess of 10 percent during the year ended September 30, 1996 or the seven month period ended September 30, 1995. For the year ended February 28, 1995, the Company had two commercial customers with revenues of $12.2 million and $12.1

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


million respectively. For the year ended February 28, 1994, the Company had two different commercial customers with revenues of $9.9 million and $6.6 million respectively.


NOTE 4 - LONG-TERM CONTRACTS AND RECEIVABLES

      Long-term contracts in process accounted for using the percentage-of-completion method are as follows (in thousands):

                                                                                  SEPTEMBER 30,
                                                                      ------------------------------------
                                                                             1996              1995
                                                                      ---------------    -----------------
 Accumulated expenditures on uncompleted contracts................     $  11,138              $  82,778
 Estimated earnings thereon.......................................         1,846                  9,787
                                                                       ---------              ---------
                                                                          12,984                 92,565
 Less applicable progress billings................................         9,766                 91,529
                                                                       ---------              ---------
 Total............................................................     $   3,218              $   1,036
                                                                       =========              =========


      The long-term construction contracts are shown in the accompanying balance sheets as follows (in thousands):

                                                                                           SEPTEMBER 30,
                                                                                  ------------------------------
                                                                                        1996            1995
                                                                                  --------------    ------------
 Costs and estimated earnings on long-term
       contracts in excess of billings........................................      $  3,275          $  2,287
 Billings on long term contracts in excess of costs
       and estimated earnings.................................................           (57)           (1,251)
                                                                                    --------          --------
 Total........................................................................      $  3,218          $  1,036
                                                                                    ========          ========

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - INVESTMENT IN UNCONSOLIDATED AFFILIATE

      The Company owns a 50 percent interest in Soil Tech ATP Systems, Inc.
(STI). STI is a corporate joint venture that was formed to use its sublicense rights and its related waste material processing equipment for remediation of contaminated sites. STI has the sole U.S. license until 2012 of pyrolysis technology, developed by a Canadian quasi-governmental agency. Under the equity method of accounting, the investment has been adjusted to reflect the Company's proportionate share of earnings and losses. The Company's management believes its investment at September 30, 1996 will be realized through STI's future undiscounted cash flows.

      In addition, the Company owned a 20 percent interest in LaPosta Recycling Center, Inc. (LRC). LRC was formed to develop a full service hazardous waste treatment facility and recycling center. The Company wrote off its investment in and advances to LRC in fiscal 1994 and has no further financial commitment to LRC.

      For the year ended September 30, 1996 and the seven months ended September 30, 1995, STI was not a significant unconsolidated affiliate. A summary of the unconsolidated affiliates' combined financial position and results of operations for the years ended February 28, 1995 and 1994, respectively, is as follows (in thousands):

                                                                      FOR YEAR ENDED FEBRUARY 28,
                                                                    ---------------------------------
                                                                       1995                 1994
                                                                    -------------      --------------
 Revenue..........................................                    $   8,252          $    5,166
                                                                      ---------          ----------
 Net income (loss)................................                          561                (874)
                                                                      ---------          ----------

 Current assets...................................                        1,597               3,117
 Non-current assets...............................                        2,882               4,001
                                                                      ---------          ----------

 Total Assets ....................................                        4,479               7,118
                                                                      ---------          ----------

 Currents liabilities.............................                          922               2,722
 Notes payable to stockholders....................                        6,872               8,432
                                                                      ---------          ----------

 Total Liabilities................................                    $   7,794          $   11,154
                                                                      =========          ==========

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      The Company had no material operating transactions with STI during the year end September 30, 1996 or in the seven months ended September 30, 1995. The $375,000 in earnings in fiscal 1996 were the result of a claim settlement won by the Company associated with a contract completed in a prior fiscal year. The Company derived revenues from services performed for various affiliated companies, primarily STI for the years ended February 28, 1995 and 1994. In addition, the Company's cost of revenues include costs associated with services provided by affiliated companies, primarily STI, as subcontractors on its remediation contracts. These transactions with affiliates are summarized as follows (in thousands):

                                                                                 FOR THE YEAR ENDED FEBRUARY 28,
                                                                              ------------------------------------
                                                                                  1995                   1994
                                                                              --------------         -------------
 Services provided to affiliates, included in revenues................        $     604                $      917
 Subcontract costs, included in cost of revenues......................        $   8,015                $    4,614


NOTE 6 - OTHER ASSETS

      Other assets include the following (in thousands):

                                                                                           SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                     1996                  1995
                                                                                --------------        -------------
 Trade note receivable................................................              $ 1,539               $ 1,539
 Deferred financing fees..............................................                  722                 1,173
 Due from officer.....................................................                  105                    95
 Other................................................................                1,672                 2,636
                                                                                    -------               -------
                                                                                    $ 4,038               $ 5,443
                                                                                    =======               =======


      The trade note receivable is secured by real estate located in Santa Barbara County, California which contains a toxic waste site. The note bears interest at 1 percent below the prime rate and is due May, 2002. Repayment terms are accelerated upon a transfer or a modified utilization of the real estate, or an abandonment of efforts to obtain waste permits.

      Deferred financing fees are carried net of accumulated amortization. On October 18, 1995, the Company entered into a new Loan Agreement (see Note 7) and repaid its obligation under the prior loan agreement. Deferred financing fees, in connection with the prior agreement, of $1.1 million, plus a prepayment penalty of $287,500 was recorded as an extraordinary item in fiscal 1996. Amortization expense was $396,000 for the year ended September 30, 1996, $352,000 for the transition period ended September 30, 1995 and $200,000 for the year ended February 28, 1995.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - DEBT

      Long-term debt consists of the following (in thousands):

                                                                                      SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                 1996              1995
                                                                            --------------    ----------------
 Bank borrowings:
      Revolving credit loans                                                      $ 21,858          $ 21,999
      Term loans                                                                     4,536             3,476
 Senior Note (Note 8)                                                                  ---             2,000
 Capitalized lease obligations at interest rates of 6% to 12%                          779             1,091
 ESOP notes payable to individuals at interest rates of
         7.5% to 11.75%                                                                453               604
 Other                                                                                 121               343
                                                                                  --------          --------
      Total debt                                                                    27,747            29,513
 Less: current maturities                                                           (2,866)           (2,110)
                                                                                  --------          --------
 Total long-term debt                                                             $ 24,881          $ 27,403
                                                                                  ========          ========

      On October 18, 1995, the Company entered into a $35 million credit facility with The Chase Manhattan Bank (formerly Chemical Bank) and BTM Capital Corporation (formerly BOT Financial Corporation) (the "Senior Lenders"). The facility (the "Chase Facility" or the "Loan Agreement") replaced a facility with another bank. The Chase Facility consists of a three year $28.5 million revolving line of credit, including a $5 million unbilled account subline, and a $6.5 million term loan. The Company may choose an interest rate equal to 2.0 percent over the Bank's ABR rate or 3.75 percent over the Bank's Eurodollar loan rate on revolving credit borrowings and 2.25 percent over the ABR rate or
4.0 percent over the Eurodollar loan rate on the term loan. At September 30, 1996, all borrowings under the Chase Facility were determined by adding the applicable margin percent to the Bank's ABR rate, as defined. At September 30, 1996, the Bank's ABR Rate was 8.25%. At September 30, 1996 there were no letters of credit issued pursuant to the Chase Facility.

      Borrowings pursuant to the Loan Agreement are secured by substantially all of the assets of the Company and its subsidiaries. Under the revolving credit line, the Company may borrow up to 80 percent of eligible billed accounts receivable, and up to 50 percent of the eligible unbilled accounts, as defined by the Loan Agreement. The unused credit facility at September 30, 1996 was $360,000. The term loans are based on eligible property and equipment at the time of the loans and are being amortized over 48 months with final payment due on October 18, 1998.

      The Chase Facility requires the Company to meet financial targets, maintain certain key ratios and comply with numerous financial covenants and reporting requirements. Additionally, the Loan Agreement places restrictions on the repayment of debt (Note 8) and other conditions on the payment of dividends on common and preferred stock.

      During 1996, the Company violated certain covenants and terms of the Loan Agreement and has operated under forbearance agreements through January 14, 1997.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


      On January 14, 1997, the Company and its Senior Lenders executed the Fourth Amendment, Waiver and Consent (the "Fourth Amendment") subject to the execution on January 30, 1997 of the settlement agreement with the PRP Group (note 14). The Fourth Amendment waived and consented to certain conditions and actions related to (1) the BCM Employee Stock Ownership Plan, and (2) financial covenant violations for periods ended June 30, 1996 and September 30, 1996 under the Loan Agreement. The Fourth Amendment also increased the interest rates to 2.5 percent over the Bank's ABR rate or 4.25 percent over the Bank's Eurodollar loan rate on revolving credit borrowings and 2.75 percent over the ABR rate or 4.5 percent over the Eurodollar loan rate on the term loan. The Fourth Amendment also modified certain fees and reduced the Revolving Line of Credit from $28.5 million to $27 million. The Term Loan Maturity date was modified to October 18, 1998, concurrent with the terms of the Revolving Line of Credit. The Fourth Amendment also established new financial covenants for the remaining term of the Loan through October 18, 1998.

      Subsequent to the execution of the Fourth Amendment, the Company determined that its eligible accounts receivable used to calculate its borrowing base was overstated in calendar months December 1996 and January 1997. As a result of this determination, the Company is in an over-advance position which is a default under the terms of the Loan Agreement. The Senior Lenders have advised the Company that the over-advance must be cured by April 15, 1997, which cure may include the use of proceeds from a potential sale of a portion of the Company's engineering operations, and that its Revolver will be reduced to a maximum of approximately $24.3 million. The Company and its Senior Lenders are discussing the language of an amendment to the Loan Agreement pending a determination of the magnitude of the overstatement of the Company's eligible accounts receivable and method of resolution on the effect on the Company's borrowing base. In the interim, the Company has agreed to reduce its outstanding unbilled account subline with repayments to its Senior Lenders of $25,000 per week.

      The fair value of the Company's long-term debt at September 30, 1996 approximates the carrying value.

      Maturities of long-term debt outstanding at September 30, 1996 based on the amended Loan Agreement are as follows (in thousands):

 1997...............................                        $   2,866
 1998...............................                            1,693
 1999...............................                           23,162
 2000...............................                               13
 2001...............................                               13
 Thereafter.........................                              ---
                                                             --------
                                                             $ 27,747
                                                             ========

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE 8 - CONVERTIBLE SUBORDINATED NOTE

      On November 15, 1994, the Company executed an Amended and Restated Note Purchase Agreement with 399 Venture Partners, Inc. (the "Investor"), an affiliate of Citicorp Venture Capital, Ltd., in connection with the purchase of RES, pursuant to which the Company issued, and the Investor purchased, $10 million aggregate principal amount of a Convertible Senior Subordinated Note (the "Convertible Senior Subordinated Note") and $2 million aggregate principal amount of a Senior Note (the "Senior Note", and collectively with the Convertible Senior Subordinated Note, the "Subordinated Notes"). The
Amended and Restated Note Purchase Agreement provided allocation to various individual distributees of promissory notes formerly held by 399 Venture Partners, Inc. (the "Holders"). On October 21, 1995, the Senior Note, including accrued interest, was not paid and therefore became due and convertible by the holder on the same basis as the Convertible Senior Subordinated Note. The Subordinated Notes mature on November 21, 2004 with interest payable semi-annually at 10 percent per annum. As of September 30, 1996, the Notes were convertible by the holder at any time prior to maturity into approximately 421,095 shares of Junior Convertible Preferred Stock, par value $.01 per share. The Junior Convertible Preferred Stock is in turn convertible to Common Stock, par value $.01 per share, of the Company. Subject to certain adjustments for future below market stock issuances and similar events, the Subordinated Notes, if fully converted for Common Stock, would be convertible into approximately 4.2 million shares of Common Stock.

      Additionally, the Holders previously agreed to defer the payment of interest due May 21, 1995 and November 21, 1995, and by amendment have also agreed to defer all interest due through May 21, 1998. The amended agreement provides for the issuance of additional notes (maturing on November 21, 2004)
in lieu of all such deferred interest payments.   The effect as of September
30, 1996 of this deferral was to reclassify approximately $1.8 million of accrued interest expenses to long-term debt under the Subordinated Notes, which reclassification is reflected in the Company's financial statements. All of the interest converted to principal will be subject to conversion rights on the same terms and conditions as the original principal amount of the Subordinated Notes.

      The Holders are not entitled to voting rights as stockholders of the Company. Upon conversion of the Subordinated Notes to Junior Convertible Preferred Stock, the Holders are entitled to participate with Common Stock, on an as-if converted basis, with respect to dividends, certain voting rights and, upon liquidation, dissolution and winding up of the Company; provided, however, that, except as required by law and as to matters which the Junior Convertible Preferred Stock is entitled to vote separately as a class, the total voting power of the Junior Convertible Preferred Stock will not represent more than
19.9 percent of the total voting power of the then outstanding Common Stock and Junior Convertible Preferred Stock, taken together.

      The Company has the right to prepay the Subordinated Notes, subject to certain provisions in the Company's credit facilities discussed in Note 7. However, if prepayment occurs prior to November 21, 1999, and prior to the later of a two year period ending November 21, 1996 or the "Positive Development Trading Date", which date occurs after the Common Stock of the Company has traded above $7.00 per share for ninety consecutive days, the Holder is entitled to a prepayment premium of up to 5% which

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


reduces over time. Additionally, the Holders retain an exercise right, in the event prepayment occurs prior to the later of November 21, 1996 and the "Positive Development Trading Date", to purchase shares of Junior Convertible Preferred Stock, at the same terms as were provided in the Subordinated Notes, within a one year exercise period. The Company has filed a designation of a series of Junior Convertible Preferred Stock of 470,000 shares and has reserved 4,700,000 shares of Common Stock in the event of conversion of Junior Convertible Preferred Stock.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 9 - LEASES

      The Company leases office space and various equipment under non-cancelable leases expiring through 2001. For the year ended September 30, 1996, the transition period ended September 30, 1995, and the years ended February 28, 1995 and 1994 total lease expense charged to operations was approximately $6.0 million, $4.1 million, $7.1 million and $3.6 million, respectively and includes rentals under short-term cancelable leases.

      As of September 30, 1996, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

 1997                                      $     7,075
 1998                                            5,747
 1999                                            4,949
 2000                                            3,278
 2001                                              923
 Thereafter.........................             1,996
                                           -----------
                                           $    23,968
                                           ===========

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - INCOME TAXES

      Provision (benefit) for federal and state income taxes are comprised of the following components (in thousands):


                                                                                    SEVEN MONTHS
                                                               YEAR ENDED              ENDED             YEARS ENDED FEBRUARY 28,
                                                             SEPTEMBER 30,          SEPTEMBER 30,       --------------------------
                                                                 1996                   1995              1995             1994
                                                             ---------------        ---------------     ----------    ------------
 Current
    Federal ..........................                          $(519)                 $   --             $405             $ --
     State............................                            100                      87              153              135
                                                                -----                  ------             ----             ----
                                                                 (419)                     87              558              135

 Deferred:
    Federal...........................                             --                      --               --               --
    State.............................                             --                      --               --               --

 Total................................                          $(419)                 $   87             $558             $135
                                                                =====                  ======             ====             ====





                        (Space intentionally left blank)

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

      Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                                SEPTEMBER 30,
                                                                    ------------------------------------
                                                                         1996                1995
                                                                    ---------------      ---------------
 Deferred tax assets:
      Bad debt allowance...............................             $     26               $   277
      Restructuring and related items..................                1,369                 1,976
      Capital loss carryforward........................                1,331                 1,331
      Net operating loss carryforward..................                7,893                 3,005
      AMT and other credits............................                  999                   999
      Unconsolidated affiliates........................                  370                   370
      Accrued liabilities..............................                4,294                 1,370
      Other............................................                1,007                 1,087
      Valuation allowance..............................              (13,427)               (5,434)
                                                                    --------               -------
        Total deferred tax assets......................                3,862                 4,981
                                                                    --------               -------
 Deferred tax liabilities:
      Property and equipment...........................               (1,336)               (1,475)
      Cash to accrual..................................                ( 909)               (1,819)
      Other............................................                  (43)                 (113)
      Goodwill.........................................               (1,574)               (1,574)
                                                                    --------               -------
        Total deferred tax liabilities.................               (3,862)               (4,981)
                                                                    --------               -------
        Net deferred taxes.............................             $    ---               $   ---
                                                                    ========               =======



      The Company had net operating loss and net capital loss carryforwards for federal income tax purposes of approximately $19.7 million and $3.3 million, respectively, at September 30, 1996. If unused, the net operating loss will expire beginning in fiscal 2008. The capital loss carryforward, if unused, will expire beginning in fiscal 1999. For financial reporting purposes, a valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets, including approximately $1.3 million of deferred tax assets related to companies acquired during the year ended February 28, 1995, net of deferred tax liabilities, to zero since the realization of such amounts is not assured. Future tax benefits from the carryforwards will reduce income tax expense when realized. Future tax benefits associated with the unrecognized net deferred tax assets of the companies acquired in fiscal 1995 will reduce goodwill when realized. Due to a greater than 50 percent change in ownership of the Company within the past three fiscal years, use of the preacquisition loss carryforwards to reduce future taxable
income will be limited to approximately $900,000 annually.   Postacquisition
losses are not subject to any annual limitations.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



         A reconciliation of income tax expense (benefit) to amounts computed using federal statutory rates are shown below (in thousands):

                                                                SEVEN MONTHS
                                             YEAR ENDED             ENDED            YEAR ENDED FEBRUARY 28,
                                            SEPTEMBER 30,       SEPTEMBER 30,     ----------------------------
                                                1996                1995               1995           1994
                                           --------------      ---------------    -------------    -----------
Income tax expense (benefit) computed
   at the federal statutory rate  . .         $  (7,173)           $    35           $   977      $    (2,446)
Loss carryforward for which no benefit
   was provided . . . . . . . . . . .             6,994                 --                --            2,446
Utilization of previously unbenefited
   losses . . . . . . . . . . . . . .               ---               (372)             (826)              --
Elimination of deferred taxes . . . .                                   --                --               --
State taxes . . . . . . . . . . . . .               100                 87               100              135
Non-deductible goodwill amortization                 97                142                69               --
Other . . . . . . . . . . . . . . . .              (437)               195               238               --
                                              ----------            ------         ---------         --------
Income tax expense (benefit)  . . . .         $    (419)            $   87          $    558         $    135
                                              ==========            ======          ========         ========


NOTE 11 - EMPLOYEE BENEFIT PLAN

         The Company has a defined contribution plan covering substantially all employees. Under the plan, employees may make tax deferred voluntary contributions which, at the discretion of the Company's Board of Directors, are matched within certain limits by the Company. In addition, the Company may make additional discretionary contributions to the plan as profit sharing contributions. All contributions to the plan are limited by applicable Internal Revenue Code regulations. For the year ended September 30, 1996, the seven months ended September 30, 1995 and the year ended February 28, 1995, the Company recorded matching contributions of $169,000, $147,000 and $161,000, respectively. There were no Company contributions for year ended February 28, 1994. Of the amounts recorded during the year ended September 30, 1996 and the seven month period ended September 30, 1995, $117,000 and $53,000 were made by the contribution of Smith Technology Corporation common stock.

NOTE 12 - REDEEMABLE PREFERRED STOCK

         In connection with the acquisition of BCM, the Company authorized and issued 78,000 shares of Redeemable Preferred Stock (the "Redeemable Preferred Stock"). Each share has a $100 redemption value, is senior to the Company's common stock and has a liquidation preference of $100 per share plus accrued and unpaid dividends. The Redeemable Preferred Stock was recorded at its initial fair value of $6,868,000 on the date of issuance. The excess of the redemption value over the carrying value is being accreted to redemption value by periodic charges to retained earnings using the interest method and an effective annual rate of return of 7.5 percent. The Redeemable Preferred Stock has a 5.0 percent per annum cumulative dividend payable quarterly. If the Company fails for any reason to make a scheduled quarterly dividend payment on the Redeemable Preferred Stock, the rate of the dividends shall increase from 5 percent per annum to 7.5 percent per annum per share, and if failure to pay a quarterly dividend occurs a second

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


consecutive time, the rate of dividends shall increase to 10 percent per annum per share. When all accrued but unpaid dividends have been paid in full at the adjusted rate, the dividend rate for future dividends will return to the initial rate of 5 percent per annum. The Company did not make the required June 30, 1996 or September 30, 1996 dividend payment when due. As a result, the dividend rate for the quarter ended September 30, 1996 was increased to 7.5% and for quarters subsequent to September 30, 1996, the dividend rate will be 10% until all accrued but unpaid dividends are paid in full. The Redeemable Preferred Stock shall not have any right or power to vote on any question or in any proceeding or to be represented at any meeting of the Company's stockholders. The Company at its option may redeem shares of Redeemable Preferred Stock, in whole or in part, at any time. The Company is required to redeem at a redemption price of $100 per share plus accrued but unpaid dividends, and to the extent such redemption payments are permitted in accordance with the covenant set forth therein, no later than each of the fifth, sixth and seventh anniversaries of the date of issuance of the shares of Redeemable Preferred Stock, and not less than one-third of the total shares originally authorized and issued. In the event the Company fails to make a scheduled redemption payment, the redemption date for all remaining shares of Redeemable Preferred Stock is accelerated and the rate of dividends increases to 15 percent per annum.

         The Redeemable Preferred Stock issued in connection with the acquisition of BCM is principally held by the BCM Employee Stock Ownership and Profit Sharing Plan (the ESOP) for the future benefit of vested participants. Effective September 28, 1994, the ESOP was amended to fully vest all participants who were employed by BCM on September 28, 1994 and to provide that no further contributions are to be made to the ESOP. The Company has entered into a Trust and Security Agreement which created a trust (the Trust) to provide partial security for payment of certain current and future obligations of the Company arising in connection with the acquisition of BCM, principally the payment of dividends on and the redemption of the Redeemable Preferred Stock. Participants become eligible for distribution of the Redeemable Preferred Stock held for their account in the ESOP upon retirement, death, disability or in the sixth year following termination of employment. The participants can put the Redeemable Preferred Stock back to the Company at the $100 redemption value in exchange for cash or cash and a subordinated promissory note. Payments to a participant by the Company are limited to the greater of 20 percent of the redemption value of the shares of Redeemable Preferred Stock or $10,000 per year. Certain insurance policies on the lives of former and present employees of BCM, with aggregate death benefits of approximately $41 million and an aggregate cash surrender value (net of policy loans) of approximately $976,000, are held by the Trust for the benefit of the beneficiaries. The Company is obligated to contribute $100,000 each fiscal
quarter to fund premium payments on the insurance policies.   The Company has
not made contributions in the full amount when due. However, sufficient contributions have been made to enable the trustee to maintain all insurance policies in force through September 30, 1996. The Trust will terminate after all secured indebtedness has been satisfied, and any remaining assets will be returned to the Company.

         The Stock Repurchase Agreement provides that certain shares of the Company's Redeemable Preferred Stock, put back to the Company, be repurchased within 30 days of receiving the stock. At September 30, 1996 there was 3,245 shares of Redeemable Preferred Stock with a value of $324,532, which were put back to the Company that was not repurchased in accordance with the agreement nor within the cure periods provided therein. Therefore, these amounts have been included in current liabilities.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


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

         The 1994 Stock Incentive Plan provides for the granting of incentive stock options and other stock-based awards to key employees and advisors. The exercise price of options granted under the plan is 100 percent of the fair market value of common stock on the date the option is granted. Options become exercisable as determined at the date of grant by a committee of the Board of Directors and expire ten years after the date of grant unless an earlier expiration date is set at the time of grant. At September 30, 1996, there were 160,851 shares outstanding pursuant to other stock-based compensation awards under the plan.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         The 1994 Non-employee's Directors' Plan provides for the granting of options to acquire the Company's common stock to non-employee directors. The exercise price of options granted under the plan is 100 percent of the fair market value of common stock on the date the option is granted. Options become exercisable one to four years after the grant date and expire ten years after the date of grant unless an earlier expiration date is set at the time of grant.

         On September 19, 1996, the Company approved a plan whereby all option Holders have the right to receive 1 option at the exercise price of $1.00 for every 3 options held. The price of reissued stock options was determined by the price of the Company's stock at the close of business on September 19, 1996. Under the plan, 362,688 stock options were cancelled at option prices ranging from $2.25 to $11.00 per share and 120,894 were reissued at $1.00 per share.

         The following table summarizes activity under the Company's stock plans:

                                                                                              Option Price
                                                                         Shares                Per Share
                                                                   ----------------     -----------------------
February 28, 1993 . . . . . . . . . . . . . . . . . . . .                  774,250         $3.40  --  $15.73
    Granted   . . . . . . . . . . . . . . . . . . . . . .                  369,000         $2.88  --  $ 5.00
    Lapsed or canceled  . . . . . . . . . . . . . . . . .                (343,000)         $2.88  --  $15.73
                                                                   ----------------
February 28, 1994                                                          800,250         $2.88  --  $15.73
    Granted   . . . . . . . . . . . . . . . . . . . . . .                  491,456         $3.25  --  $ 7.00
    Exercised   . . . . . . . . . . . . . . . . . . . . .                (106,689)         $2.88  --  $ 5.00
    Lapsed or canceled  . . . . . . . . . . . . . . . . .                (307,862)         $2.88  --  $15.73
                                                                   ----------------
February 28, 1995 . . . . . . . . . . . . . . . . . . . .                  877,155         $2.88  --  $15.73
    Granted   . . . . . . . . . . . . . . . . . . . . . .                  327,400         $5.38  --  $ 6.50
    Exercised   . . . . . . . . . . . . . . . . . . . . .                 (92,799)         $2.88  --  $ 4.38
    Lapsed or canceled  . . . . . . . . . . . . . . . . .                (101,652)         $2.88  --  $11.00
                                                                   ----------------
September 30, 1995  . . . . . . . . . . . . . . . . . . .                1,010,104         $2.88  --  $11.00
    Granted   . . . . . . . . . . . . . . . . . . . . . .                  258,694         $1.00  --  $ 5.63
    Exercised   . . . . . . . . . . . . . . . . . . . . .                  (7,625)         $3.75  --  $ 4.88
    Lapsed or canceled  . . . . . . . . . . . . . . . . .                (502,846)         $2.25  --  $11.00
                                                                   ----------------
September 30, 1996                                                         758,327         $1.00  --  $ 7.75


         At September 30, 1996, 619,322 shares of the Company's Common Stock were reserved for future grant under the plans. At September 30, 1996, 1995, and February 28, 1995 and 1994 options for 236,856, 191,247, 358,617 and
700,250 shares, respectively, were exercisable.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14 - COMMITMENT AND CONTINGENCIES

         The Company (previously known as Canonie Environmental Services Corp.) filed suit in the Circuit Court, Multnomah County, Oregon in February 1995 against NL Industries, Inc., Gould, Inc., Johnson Controls, Inc., Exide, Inc., AT&T Technologies, Inc., Rhone-Poulenc AG Co., and Burlington Northern Railroad Co. (the "PRPs" or "PRP Group") for breach of contract dated May 28, 1992 for the remediation of soil on property located near Portland, Oregon (the "Contract").

         In the suit, the Company sought recovery for amounts due as a result of services performed under the Contract, including $1.5 million in accounts receivable, $2.5 million of plant and equipment at the site, and other damages resulting in a total claim of $8.5 million. Prior to the Company filing suit, activity at the site had been suspended pending EPA approval of changes in the remedial activities proposed by the PRPs and supported by independent engineering reports which indicated significant differences in the waste materials at the site from the materials specified in the EPA Record of Decision and in the initial remedial investigation performed by others at the site. The PRPs alleged the Contract required the dispute be arbitrated. The Company's objections were overruled by the court and the court action was abated pending arbitration before the American Arbitration Association. In the arbitration, the PRPs sought reimbursement from the Company for amounts ranging from $3.4 million to $18.0 million, under various damage theories relating to work performed by the Company under the Contract alleging negligent performance and breach of contract. The Company filed a counterclaim in the arbitration to recover the damages claimed in the court action.

         On June 27, 1996 a Construction Industry Arbitration Tribunal of the American Arbitration Association issued, with one dissenting opinion, a binding award in favor of the PRPs in the amount of $4.5 million against the Company. The counterclaim of the Company was denied; however, the Company's plant and equipment at the site was awarded to the Company. The Company filed exceptions and a motion to vacate the award with the Oregon Circuit Court which were denied.

         On January 30, 1997, the Company and the PRP Group reached an agreement for the resolution of the matter. The settlement agreement provides for payment of the $4.5 million over a period of six years with interest at twelve percent. The agreement provides semiannual payments which include interest as follows: $150,000 in 1997; $300,000 in 1998; $584,000 in 1999;
$584,000 in 2000; $1,994,000 in 2001; and $3,786,000 thereafter.  The agreement also allows a discounted prepayment of $2.5 million on or before December 31, 1997 or $2.75 million on or before April 30, 1998 in complete satisfaction of the obligation. The Company recorded a charge in fiscal 1996 of approximately $9.7 million consisting of an obligation to the PRP Group of $4.5 million, the write-off of $1.5 million of accounts receivable and $2.5 million of equipment, and $1.2 million of related legal and consulting fees. The settlement agreement provides that any proceeds from the sale of the equipment be applied to payment of the settlement.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


         The Company has filed notice of a claim with its professional liability, general liability, and property insurance carriers. The underwriter of the general liability and professional liability coverage has filed an action in the Supreme Court of the State of New York, New York County, requesting relief from the Company's claims of coverage. The Company's professional liability coverage includes a $500,000 self-insured retention requirement which has been met by the Company through the costs of investigation and defense related to this matter. The likelihood of recovery is unknown at this time.

         Transcontinental Realty Investors, Inc. filed an action against the Company's subsidiary BCM Engineers Inc. (BCM) and various unrelated parties in the Superior Court of New Jersey, Burlington County. The action sought to recover alleged damages exceeding $8 million based on breach of contract and negligence. An agreement has been reached by the plaintiff and the professional liability carrier of BCM to resolve all claims. The insurance carrier will pay the agreed settlement directly to the plaintiff. The Company's obligation is limited to reimburse the insurance carrier for the balance of the unexpended portion of a self-insured retention of approximately $215,000 in installments of $50,000 payable quarterly beginning September 26, 1996, with final payment of any remaining balance due on September 30, 1997.

         U-Max was awarded a judgment in the United States District Court for the Middle District of Pennsylvania of $2 million against Stroud Township. The Township has been granted a judgment of $1 million against the Company's subsidiary, BCM Engineers Inc. (BCM). Stroud Township has appealed the judgment against the Township and the $1 million judgment awarded in favor of the Township against BCM. BCM's insurance coverage will respond to losses exceeding a $500,000 deductible of which approximately $220,000 has been expended. On November 27, 1996, BCM filed a notice of appeal to the United States Third Circuit Court of Appeals with a motion to stay execution and/or enforcement on the Township's judgment and to waive the posting of a supersedeas bond pending BCM's appeal. The Company's counsel believes there are grounds for reversal or modification of the judgment on appeal, however, the likelihood of obtaining relief from the District Court judgment is unknown. The difference between the insurance deductible and the amount expended of $280,000 is included in other liabilities at September 30, 1996.

         A settlement agreement of the claim filed in the Court of Common Pleas of Philadelphia County, Philadelphia has been reached with Mutual Pharmaceutical Company, Inc. whereby BCM Engineers Inc. will be required to pay the plaintiff for its out-of-pocket costs incurred to date for the site investigation and carrying costs amounting to $207,000. This amount is to be paid in 13 monthly installments beginning September 12, 1996 of $16,000 in lieu of exposure to the remaining deductible and further litigation. The claim is covered by BCM's professional liability coverage which carries a $500,000 deductible. The insurance carrier has approved the settlement agreement. Additionally, the Company's subsidiary, BCM, will be responsible for performing certain remediation services at the site to obtain a "No Further Action" letter from the Pennsylvania Department of Environmental Protection. The estimated cost of the services is $50,000. If BCM fails to pay the agreed amount or perform under the agreement, the plaintiff reserves the right to recommence the litigation and claim additional out-of-pocket costs. The agreement leaves open a possible claim for diminution of property value up to $420,000 for up to 10 years and requires the Company and BCM to indemnify the plaintiff for any third-party claims not to exceed $500,000 plus costs

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


of defense until September, 2001. The Company is unaware of any third-party claims and has not been notified of any claim of diminution of value of the site.

         In November 1993, second amended complaints and initial complaints were filed in the Circuit Court, County of Jackson, Mississippi, which include RES along with a number of other defendants in claims pending in 27 separate civil actions. These civil actions involved approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine released from an overturned tanker. Settlements of the claims of eighty-seven plaintiffs have been completed without contribution by RES; those claims will be dismissed leaving one hundred thirty-two plaintiffs with claims remaining against RES, including the two wrongful death claims. The special damages of remaining plaintiffs are approximately $800,000, not including unstated general damages. RES will be entitled to a credit for payments made by settling defendants allocated against any remaining plaintiffs. The Company's pollution liability coverage, having an aggregate of $1 million, is paying the costs of investigation and defense and will respond to losses up to the coverage balance less those costs. The Company is vigorously defending the described litigation. No provision for loss, if any, has been recorded at September 30, 1996.

         In December 1995, BellSouth filed a complaint for unstated damages in the Circuit Court, Jefferson County, Alabama against the Company, its subsidiary BCM Engineers Inc. (BCM) and Canonie Technologies, Inc. The complaint, alleging professional negligence, fraudulent and negligent misrepresentation, non-disclosure, innocent misrepresentation and breach of contract, arises out of BCM's alleged failure to provide oversight and certification of services performed by BellSouth's asbestos abatement contractors. The plaintiff claims it has expended an additional $1.6 million to perform asbestos removal which allegedly was to have been performed by its prior contractor. The matter is being investigated and discovery is being conducted. BCM believes its services were performed in compliance with all legal requirements, that it has been released from BellSouth claims, and that a substantial amount of the claims are barred by statute of limitations. The Company is vigorously defending the matter. No provision for loss, if any, has been recorded at September 30, 1996.

         Stroudsburg Municipal Authority has filed a claim in the Monroe County, Pennsylvania, Court of Common Pleas for damages exceeding $500,000 based on allegations of breach of contract and negligent performance of design services. The Company and its professional liability carrier are investigating the claim.

         The Company is currently a party to other litigation and claims incidental to its business. The Company believes that these matters are adequately accrued or covered by insurance, are without merit or the disposition thereof is not anticipated to have a material effect on the Company's financial position; however, one or more of these matters, individually or in the aggregate could have a material adverse effect on future quarterly or annual results of operations or cash flow when resolved.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - SPECIAL ITEMS

         Special items were $11.8 million for the year ended September 30, 1996 and include a charge associated with the NL Industries arbitration settlement of $9.7 million (Note 14), additional acquisition legal settlement and associated defense costs of approximately $900,000 and costs of $1.2 million associated with the further consolidation of facilities, including related personnel severance and relocation costs. The Company recorded $10.6 million of these special items including $8.9 million related to the arbitration settlement in the fourth quarter of fiscal 1996. In September, 1995, the Company incurred $393,000 in severance and relocation costs in connection with the Company's continuing effort to reduce operating costs.

         In the second and fourth quarters of fiscal 1994, the Company recorded special items aggregating $9.3 million associated with management's focus on resolving ongoing operational issues, such as project specific claims issues, investments in non-core business activities, and new information systems, staff reductions and office closings. Of the $9.3 million of aggregate special items, $2.3 million was attributable to additional costs and changes in profit estimates related to construction contracts and is included in cost of revenues and $2.7 million related primarily to the write-off of the Company's equity method investment in LRC, a joint venture formed to develop an incinerator and is included in losses of unconsolidated affiliates. The remaining $4.3 million in charges is included in special charges. Included in the special items were $2.4 million of restructuring charges resulting from office closures and severance costs aggregating $1.8 million and the write-off of an investment in a non-core business no longer fitting the strategic direction of the Company of approximately $600,000. The effect of the office closures and restructuring charges was to eliminate the costs of operating certain offices in fiscal 1995 and thereafter. These costs, primarily indirect costs classified in cost of revenues, aggregated $2.3 million in fiscal 1994. Since the offices were closed and staff reductions occurred in March and April of 1994, the first two months of the fiscal year, savings were realized immediately and for virtually all of fiscal 1995. Additionally in 1994, there were other special charges which included an asset write-off resulting from the implementation of a new information system of approximately $400,000, a writedown of process equipment determined to have impaired value of approximately $500,000, and an accrual of costs associated with litigation of $1.0 million.

                         SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 - UNAUDITED CONSOLIDATED STATEMENT OF OPERATION FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1995

The table below lists the consolidated statement of operations for the year ended September 30, 1996, the unaudited twelve month period ended September 30, 1995 and the unaudited seven month period ended September 30, 1994.

                                                              YEAR ENDED             12 MONTHS ENDED         SEVEN MONTHS ENDED
                                                          SEPTEMBER 30, 1996       SEPTEMBER 30, 1995        SEPTEMBER 30, 1994
                                                              (UNAUDITED)              (UNAUDITED)               (UNAUDITED)
                                                          ------------------       ------------------        ------------------
Revenues................................................     $     165,632            $    166,257              $      43,771
Cost of revenues........................................           152,535                 145,723                     38,006
                                                             -------------            ------------              -------------
    Gross profit........................................            13,097                  20,534                      5,765
Selling, general, and administrative expenses...........            14,218                  13,327                      4,192
Amortization of intangibles, goodwill and
    deferred financing fees.............................             1,957                   1,535                       ---
Special items...........................................            11,811                     393                       ---
                                                             -------------            ------------              -------------
(Loss) income from operations...........................           (14,889)                  5,279                      1,573
Interest expense........................................             4,417                   3,413                         41
                                                             -------------            ------------              -------------
Income before share in earnings of unconsolidated
    affiliate and income tax ...........................           (19,306)                  1,866                      1,532
Share in earnings of unconsolidated affiliates..........               375                     103                        263
                                                             =============            ============              =============
(Loss) income before taxes and extraordinary item.......           (18,931)                  1,969                      1,795
Income tax (benefit) expense............................              (419)                    310                        335
                                                             -------------            ------------              -------------
(Loss) income before extraordinary item.................           (18,512)                  1,659                      1,460
Extraordinary charge on debt refinancing................            (1,395)                   ---                        ---
                                                             -------------            ------------              -------------
Net (loss) income.......................................           (19,907)                  1,659                      1,460
Dividends and accretion on redeemable Preferred Stock...               587                     552                       ---
                                                             -------------            ------------              -------------

Net (loss) income applicable to Common Stock............     $     (20,494)           $      1,107              $       1,460
                                                             =============            ============              =============
Weighted average number of common and common
    equivalent shares outstanding.......................         5,978,084               5,897,881                  5,782,100
(Loss) earnings per common and common
    equivalent share before extraordinary
    item................................................     $       (3.19)           $        .19              $         .25
                                                             =============            ============              =============
(Loss) earnings per common and common equivalent
    share...............................................     $      (3.43)            $        .19              $         .25
                                                             =============            ============              =============

         See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)


                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                                        NET
                                                                                                    (WRITE-OFFS)
                                                      BALANCE AT                     CHARGED         RECOVERIES      BALANCE AT
                                                      BEGINNING         OTHER          TO         CHARGED AGAINST      END OF
                                                      OF PERIOD        RESERVES      EXPENSE          RESERVE          PERIOD
                                                    -------------   -------------  ------------  -----------------  -------------
 ALLOWANCE FOR DOUBTFUL ACCOUNTS:
 Year-Ended September 30, 1996..............         $    1,502       $     --       $   118          $ (791)         $    829
 Seven Months Ended September 30, 1995......              1,312            442(b)        124            (376)            1,502
 Year Ended February 28, 1995...............                485          1,188(a)        165            (526)            1,312
 Year Ended February 28, 1994...............              1,300             --          (122)           (693)              485

-----------
(a) Additional reserves recognized with the acquisitions of BCM Engineers ($777) and Riedel Environmental Services ($411)

(b) Additional reserves recognized as a result of the finalization of the purchase price allocation.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                    COMPUTATION OF (LOSS) EARNINGS PER SHARE



                                                                                SEVEN MONTHS
                                                              YEAR ENDED            ENDED          FOR THE YEARS ENDED FEBRUARY 28,
                                                             SEPTEMBER 30       SEPTEMBER 30       --------------------------------
                                                                 1996               1995                 1995            1994
                                                           ---------------   -----------------      --------------  --------------
 PRIMARY
 Weighted average shares of Common Stock outstanding......      5,978,084           5,847,182           5,732,670       5,700,783
 Incremental shares applicable............................              0             117,068             133,112          ---
                                                           ---------------   -----------------      --------------  --------------
 Weighted average number of common and common equivalent
   shares outstanding.....................................      5,978,084           5,964,250           5,865,782       5,700,783

 (Loss) Income applicable to Common Stock.................   $(20,494,000)      $      12,000        $  2,555,000    $ (9,999,000)
                                                           ===============   =================      ==============  ==============

 (Loss) earnings per common and common stock equivalent...         ($3.43)      $        0.00        $       0.44    $      (1.75)
                                                           ===============   =================      ==============  ==============


The computation of income (loss) per common and common equivalent share on a fully diluted basis does not materially differ from the amounts calculated on a primary basis.

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits


             11 Statement regarding computation of earnings per share.

             27 Requirements for the format and input of financial data schedules (EDGAR version only).

       (b)   Reports on Form 8-K

             Form 8-K dated October 30, 1996 was filed on January 9, 1997 in connection with (i) the Execution of the Fifth Amendment to the Forbearance Agreement dated June 7, 1996 by and among the Registrant, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., and Alabama corporation, Riedel Environmental Services, Inc., and Chemical Bank, as Agent for the Lenders, (ii) the execution of the Sixth Amendment to the Forbearance Agreement dated June 7, 1996 by and among the Registrant, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., an Alabama corporation, Riedel Environmental Services, Inc., and Chemical Bank, as Agent for the Lenders.

             Form 8-K dated December 30, 1996 was filed on January 21, 1997 in connection with (i) the execution of the Fourth Amendment and Waiver to the Loan and Security Agreement dated as of January 14, 1997 by and among the Registrant, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., an Alabama corporation, Riedel Environmental Services, Inc., and Chemical Bank, as Agent for the Lenders, (ii) the Third Amended and Restated Note Purchase Agreement effective January 13, 1997 between the Registrant and 399 Venture Partners, Inc., (iii) the Seventh Amendment to the Forbearance Agreement made as of December 30, 1996 by and among the Registrant, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., and Alabama corporation, Riedel Environmental Services, Inc., and Chase Manhattan Bank, as Agent for the Lenders, and (iiii) an announcement of the Company's delay in filing its Form 10-K which filing was due on December 29, 1996 and extended to January 14, 1997. The Company has not filed its Form 10-K for the twelve month period ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Smith Technology Corporation
                                            (Registrant)

                                By:  /s/    William T. Campbell
                                    ---------------------------------
                                            William T. Campbell
                                            Vice President - Finance

Date:  February 14, 1997