Form 10-Q
period 1997-03-31
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1997-05-15
CIK 798139

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

      *******************************************************************

DRAFT
-----
                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

             3501 JAMBOREE ROAD, SUITE 304, NEWPORT BEACH, CA 92660
             ------------------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (714) 737-7900
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes      No  X
                                       ---     ---

Registrant has not filed its Form 10-K for the twelve month period ended September 30, 1996.

On May 9, 1997, the registrant had 6,232,464 shares of common stock outstanding.

                          QUARTERLY REPORT ON FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 1997

                          SMITH TECHNOLOGY CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
                                                                                         Page
                                                                                         ----
       Item 1:  Financial Statements

                Consolidated Balance Sheets (unaudited) as of March 31, 1997
                and September 30, 1996                                                   3-4

                Consolidated Statements of Operations (unaudited)
                for the three and six months ended March 31, 1997 and 1996                5

                Consolidated Statements of Cash Flows (unaudited)
                for the six months ended March 31, 1997 and 1996                          6-7

                Notes to Consolidated Financial Statements (unaudited)                   8-11

       Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                            12-18

PART II.  OTHER INFORMATION

       Item 1:  Legal Proceedings                                                        19-20

       Item 3:  Defaults on Senior Securities                                             20

       Item 5:  Other Information                                                         21

                Consolidated Financial Statements as of                                  22-54
                September 30, 1996 (unaudited) and 1995

       Item 6:  Exhibits and Reports on Form 8-K

                Signature

                Exhibit 11 Computation of earnings per share, for the three and six months ended March 31, 1997 (unaudited)

                Exhibit 27 Requirements for the format and input of financial data schedules (EDGAR version only)

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                MARCH 31, 1997    SEPTEMBER 30, 1996
                                                                --------------    ------------------
                                                                  (UNAUDITED)         (UNAUDITED)
ASSETS

Current Assets:
         Cash                                                       $   512             $   625
          Accounts receivable, less allowance for doubtful
               accounts of $848 and $829 (Note 2)                    40,124              40,793
          Costs and estimated earnings of long-term
                contracts in excess of billings                       2,454               2,025
          Prepaid expenses and other current assets                   4,155               3,445
                                                                    -------             -------

               Total current assets                                  47,245              46,888

Property and equipment:
          Equipment                                                  19,482              19,330
          Land and buildings                                          4,017               4,017
          Leasehold improvements                                      1,107               1,107
                                                                    -------             -------

                Total property and equipment, at cost                24,606              24,454
          Less accumulated depreciation and amortization             12,848              11,582
                                                                    -------             -------

               Property and equipment, net (Note 2)                  11,758              12,872

Other assets:
          Intangible assets, net of accumulated amortization
               of $2,462 and $1,878, respectively                    14,588              15,172
          Goodwill, net of accumulated amortization
               of $912 and $714, respectively                        14,756              14,953
          Investment in unconsolidated affiliate                      1,561               1,561
          Other assets                                                4,082               4,038
                                                                    -------             -------

TOTAL ASSETS                                                        $93,990             $95,484
                                                                    =======             =======



           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                                     MARCH 31,      SEPTEMBER 30,
                                                                                       1997              1996
                                                                                    -----------      -----------
                                                                                    (UNAUDITED)      (UNAUDITED)
LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts and subcontracts payable                                         $ 28,663         $ 22,597
           Accrued expenses and other liabilities:
                       Compensation and related fringes                                 5,457            5,486
                       Severance and office closures                                    3,146            1,688
                       Other                                                            5,887           10,686
           Billings on long-term contracts in excess of
                       costs and estimated earnings                                        94               57
           Current maturities of long-term debt and
                       short-term borrowings                                            4,153            2,866
                                                                                     --------         --------

                  Total current liabilities                                            47,400           43,380

Long-term debt                                                                         24,215           24,881

Other long-term liabilities                                                             8,805            7,804

Convertible Senior Subordinated Note, 10% maturing
           in 2004, convertible into 4,423,171 and 4,210,953
           common shares, respectively at $3.28 per share                              14,508           13,812

Commitments and contingencies (Note 2)

Redeemable Preferred Stock, $0.01 par value; 78,000 shares authorized; 71,128 and 74,438 shares issued, respectively; 10% cumulative
           dividend; $100 redemption value                                              6,606            6,846


Junior Convertible Preferred Stock; $0.01 par value;
           470,000 shares authorized; none issued                                          --               --

Preference Stock; $0.01 par value, 1,000,000 shares
            authorized; none issued                                                        --               --

Preferred Stock $0.01 par value; 550,500 shares
            authorized; none issued                                                        --               --

Common stockholders' equity:
             Common stock; $0.01 par value; 20,000,000 shares
                       authorized; 6,184,464 and 6,107,440 shares
                       issued and outstanding, respectively                                61               61
              Additional paid in capital                                               17,428           17,379
              Deferred compensation                                                      (404)            (404)
              (Accumulated deficit)                                                   (24,629)         (18,275)
                                                                                     --------         --------

                       Total common stockholders' (deficit) equity                     (7,544)          (1,239)
                                                                                     --------         --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED
     STOCK AND COMMON STOCKHOLDERS' EQUITY                                           $ 93,990         $ 95,484
                                                                                     ========         ========


           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                                THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                     MARCH 31,                         MARCH 31,
                                                             -------------------------         -------------------------
                                                               1997             1996             1997             1996
                                                             --------         --------         --------         --------
Revenues                                                     $ 39,017         $ 35,136         $ 83,289         $ 81,894

Cost of revenues                                               36,011           32,534           76,088           73,410
                                                             --------         --------         --------         --------

               Gross profit                                     3,006            2,602            7,201            8,484

Selling, general and administrative expenses                    3,461            3,542            6,414            7,391
Amortization of intangible assets, goodwill and
          deferred financing fees                                 506              489            1,012              977
Special items                                                   2,990              200            2,990              593
                                                             --------         --------         --------         --------

           Income from operations                              (3,951)          (1,629)          (3,215)            (477)

Interest expense                                                1,387            1,029            2,649            2,183
                                                             --------         --------         --------         --------

          (Loss) income before share in earnings
                 of unconsolidated affiliate, income
                 taxes and extraordinary charge                (5,338)          (2,658)          (5,864)          (2,660)

Share in (loss) earnings of unconsolidated affiliate               --               --               --              500
                                                             --------         --------         --------         --------

          (Loss) income before income taxes and
              extraordinary charge                             (5,338)          (2,658)          (5,864)          (2,160)

Income tax (benefit) expense                                       24              (63)              49               50
                                                             --------         --------         --------         --------

          (Loss) income before extraordinary
              charge                                           (5,362)          (2,595)          (5,913)          (2,210)

Extraordinary charge on debt refinancing                           --              113               --            1,395
                                                             --------         --------         --------         --------

          Net loss                                             (5,362)          (2,708)          (5,913)          (3,605)

Dividends and accretion Redeemable Preferred
   Stock                                                          220              133              442              270
                                                             --------         --------         --------         --------

          Net loss applicable to common stock                $ (5,582)        $ (2,841)        $ (6,355)        $ (3,875)
                                                             ========         ========         ========         ========

Weighted average number of common and
   common equivalent shares outstanding                         6,167            5,877            6,146            5,880
                                                             ========         ========         ========         ========

Income (loss) per common and common equivalent share:

          (Loss) income before extraordinary charge          $  (0.87)        $  (0.44)        $  (0.96)        $  (0.38)
          Extraordinary charge                                     --            (0.02)              --            (0.24)
                                                             --------         --------         --------         --------

          Net loss                                              (0.87)           (0.46)           (0.96)           (0.61)
                                                                              ========         ========         ========

          Net loss applicable to common stock                $  (0.91)        $  (0.48)        $  (1.03)        $  (0.66)
                                                             ========         ========         ========         ========


           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                   SIX MONTHS ENDED
                                                                                       MARCH 31,
                                                                                ------------------------
                                                                                  1997            1996
                                                                                -------         --------
OPERATING ACTIVITIES

(Loss) income before extraordinary charge                                       $(5,913)        $ (2,210)

Adjustments to reconcile net (loss) income to cash provided by (used in) operating activities:

          Depreciation and amortization                                           2,307            2,207
          (Gain) loss on disposal of equipment                                     (242)            (347)
          Share in earnings of affiliate                                             --             (500)
          Deferred interest                                                         696               --
          Compensation expense                                                       32               --


Changes in operating assets and liabilities:

          Accounts receivable                                                       669           14,104
           Costs and estimated earnings on long-term
                contracts in excess of billings                                    (429)           1,892
          Prepaid expenses and other current assets                                (710)             (12)
          Other assets                                                              (44)             805
          Accounts and subcontracts payable                                       6,066           (7,446)
          Accrued expenses and other liabilities                                 (3,116)          (5,479)
          Billings on long-term contracts in excess of costs
               and estimated earnings                                                37              363
          Other long-term liabilities                                             1,001           (1,926)
          Other net                                                                (400)              --
                                                                                -------         --------

          Net cash used in operating activities                                     (46)           1,451
                                                                                -------         --------



           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                    UNAUDITED


                                                                         SIX MONTHS ENDED
                                                                            MARCH 31,
                                                                     ------------------------
                                                                        1997            1996
                                                                     --------         -------
INVESTING ACTIVITIES

     Capital expenditures                                            $   (185)        $(1,081)
     Advances from affiliates                                              --              --
     Proceeds from sale of fixed assets                                   268             577
                                                                     --------         -------

               Net cash provided by investing activities                   83            (504)
                                                                     --------         -------

FINANCING ACTIVITIES

     Proceeds from revolving line of credit                                            20,649
     Retirement of revolving line of credit                                           (21,537)
     (Repayments) borrowings on revolving line of credit, net          (2,953)         (1,641)
     Proceeds from term loan                                            4,661           6,500
     Retirement of term loan                                                           (3,400)
     Repayments on term loan                                             (962)         (1,161)
     Borrowings from conversion of Senior Note                                          1,675
     Payment of financing fees                                           (100)         (1,096)
     Payment of early debt extinguishment penalty                                        (287)
     Repayments of debt                                                  (470)           (274)
     Proceeds from exercise of stock options                                               14
     Repurchase of Redeemable Preferred Stock                             (34)           (179)
     Dividends paid on Redeemable Preferred Stock                        (292)            (95)
     Other                                                                                 --
                                                                     --------         -------

               Net cash provided by financing activities                 (150)           (832)
                                                                     --------         -------


Net (decrease) increase in cash                                          (113)            115

Cash at beginning of period                                               625             510
                                                                     --------         -------

Cash at end of period                                                $    512         $   625
                                                                     ========         =======

Supplemental Cash Flow Information:
     Issuance of Stock for Bonus Compensation                        $     43         $    47
     Issuance of stock for Defined Contribution Plan                       --         $   107


           See accompanying notes to consolidated financial statements

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

           The results of operations for the three and six months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.


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

           The PRP Group initiated arbitration proceedings and on June 27, 1996 a Construction Industry Arbitration Tribunal of the American Arbitration Association issued, with one dissenting opinion, a binding award in favor of the PRPs in the amount of $4.5 million against the Company. The Company's counterclaim in the arbitration was denied; however, the Company's plant and equipment at the site was awarded to the Company. The Company filed exceptions and a motion to vacate the award with the Oregon Circuit Court which were denied.

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

           Transcontinental Realty Investors, Inc. filed an action against the Company's subsidiary BCM Engineers Inc. (BCM) and various unrelated parties in the Superior Court of New Jersey, Burlington County. The action sought to recover alleged damages exceeding $8 million based on breach of contract and negligence. An agreement has been reached by the plaintiff and the professional liability carrier of BCM to resolve all claims. The insurance carrier will pay the agreed settlement directly to the plaintiff. The Company's obligation is limited to reimburse the insurance carrier for the balance of the unexpended portion of a self-insured retention of approximately $215,000 in installments which is recorded as a liability on the balance sheet. The final payment of any remaining balance is due on September 30, 1997.

           U-Max Engineering and Construction Corp. filed claims based on project delays and defective specifications against the project owner, Stroud Township. The Township filed a cross-claim against BCM. The United States District Court for the Middle District of Pennsylvania awarded U-Max a judgment of $2 million against Stroud Township. The Township has been granted a judgment of $1 million against BCM. Stroud Township has appealed the judgment against the Township and the $1 million judgment awarded in favor of the Township against BCM. BCM's insurance coverage will respond to losses exceeding a $500,000 deductible of which approximately $220,000 has been expended. On November 27, 1996, BCM filed a notice of appeal to the United States Third Circuit Court of Appeals with a motion to stay execution and/or enforcement on the Township's judgment and to waive the posting of a supersedeas bond pending BCM's appeal. The Company's counsel believes there are grounds for reversal or modification of the judgment on appeal, however, the likelihood of obtaining relief from the District Court judgment is unknown. The difference between the insurance deductible and the amount expended of $280,000 is included in other liabilities in the accompanying balance sheets.

           A settlement agreement of the claim filed in the Court of Common Pleas of Philadelphia County, Philadelphia has been reached with Mutual Pharmaceutical Company, Inc. whereby BCM will be required to pay the plaintiff for site investigation and carrying costs amounting to $207,000. This amount is to be paid in 13 monthly installments beginning September 12, 1996 of $16,000 in lieu of exposure to the remaining deductible and further litigation. The claim is covered by BCM's professional liability coverage which carries a $500,000 deductible. The insurance carrier has approved the settlement agreement. Additionally, the Company's subsidiary, BCM, will be responsible for performing certain remediation services at the site to obtain a "No Further Action" letter from the Pennsylvania Department of Environmental Protection. The estimated cost of the services is $50,000. If BCM fails to pay the agreed amount or perform under the agreement, the plaintiff reserves the right to recommence the litigation and claim additional out-of-pocket costs. The agreement leaves open a possible claim for diminution of property value up to $420,000 for up to 10 years and requires the Company and BCM to indemnify the plaintiff for any third-party claims not to exceed $500,000 plus costs of defense until September, 2001. The balance remaining of the payment obligation has been recorded as a liability on the Company's balance sheet. The costs of services are expensed as incurred. The Company is unaware of any third-party claims and has not been notified of any claim of diminution of value of the site.

           In November 1993, second amended complaints and initial complaints were filed in the Circuit Court, County of Jackson, Mississippi, against multiple defendants including the Company's subsidiary, Riedel Environmental Services, Inc. (RES) asserting claims in 27 separate civil actions. These civil actions involved approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine released from an overturned tanker. Settlements of the claims of eighty-seven plaintiffs have been completed without contribution by RES; those claims will be dismissed leaving one hundred thirty-two plaintiffs with claims remaining against RES, including the two wrongful death claims. The special damages of remaining plaintiffs are approximately $800,000, not including unstated general damages. RES will be entitled to a credit for payments made by settling defendants allocated against any remaining plaintiffs. The Company's pollution liability coverage, having an aggregate of $1 million, is paying the costs of investigation and defense and will respond to losses up to the coverage balance less those costs. The Company is vigorously defending the described litigation.

           In December 1995, BellSouth filed a complaint for unstated damages in the Circuit Court, Jefferson County, Alabama against the Company, and its subsidiaries BCM and Canonie Technologies, Inc. The complaint, alleging professional negligence, fraudulent and negligent misrepresentation, non-disclosure, innocent misrepresentation and breach of contract, arises out of BCM's alleged failure to provide oversight and certification of services performed by BellSouth's asbestos abatement contractors. The plaintiff claims it has expended an additional $1.6 million to perform asbestos removal which allegedly was to have been performed by its prior contractor. BCM believes its services were performed in compliance with all legal requirements, that it has been released from BellSouth claims, and that a substantial amount of the claims are barred by statute of limitations. The parties to the lawsuit have entered into a settlement agreement dated April 21, 1997, which resolved all claims; the agreement provides for the payment by the Company of $150,000; in monthly installments, which amount is included as a liability in the Company's balance sheet.

Stroudsburg Municipal Authority has filed a claim against BCM in the Monroe County, Pennsylvania, Court of Common Pleas for damages exceeding $500,000 based on allegations of breach of contract and negligent performance of design services. The Company and its professional liability carrier have retained counsel to investigate the matter and defend the claim. The Company's insurance coverage responding to this claim has a $150,000 self-insurance retention. No provision for loss, if any, has been recorded in the accompanying balance sheets.

           BCM is the lessee of improved property formerly used as a laboratory and office/warehouse space for field service personnel. The lease dated October 23, 1989 terminates May 31, 2000 and contains provisions for the confession of judgment in favor of Gravers Company (the "Owner") in the event of default. The Owner has, pursuant to the lease provisions, filed judgments in the Montgomery County, Pennsylvania Court of Common Pleas providing for ejectment of BCM and a money judgment against BCM in the amount of $1,094,039. BCM has brought the lease payments current and is in the process of negotiating an agreement providing for the deferment by the Owner of any action to retake possession of the leased property or to take action to collect on the money judgment so long as BCM remains in compliance with the underlying lease. BCM is attempting to sublease this space to others. Remaining lease payments have been accrued less anticipated sublease rent recovery.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

               The Company is currently a party to other litigation and claims incidental to the performance of services. The Company believes that these matters are adequately accrued or covered by insurance, are without merit or the disposition thereof is not anticipated to have a material effect on the Company's financial position; however these matters, individually or in the aggregate, could have a material adverse effect on future quarterly or annual results of operations or cash flow when resolved.



NOTE 3 - INDUSTRY SEGMENT

           The Company operates within a single industry segment in the United States.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                      The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and the Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements of the Company for the twelve month period ended September 30, 1996 included herein. The September 30, 1996 unaudited consolidated financial statements have been modified from those presented in the December 31, 1996 10-Q to reflect reduced profit recognition of approximately $1.5 million on certain construction and remediation projects. Similarly, the current fiscal year amounts have been reduced by $450,000 for the quarter ended December 31, 1996. The Company has not filed its report on Form 10-K for the twelve month period ended on September 30, 1996.

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                                       MARCH 31,                       MARCH 31,
                                                ----------------------          ----------------------
                                                 1997            1996            1997            1996
                                                ------          ------          ------          ------
Revenues                                         100.0%          100.0%          100.0%          100.0%
Cost of Revenues                                  92.3            92.6            91.3            89.6
                                                ------          ------          ------          ------
      Gross profit (loss)                          7.7             7.4             8.7            10.4

Selling, general and administrative                8.9            10.1             7.7             9.0
  expenses
Amortization of intangible assets,
  goodwill and deferred financing fees             1.3             1.4             1.2             1.2

Special items                                      7.6             0.6             3.6             0.7
                                                ------          ------          ------          ------
      Income from operations                     (10.1)           (4.7)           (3.8)           (0.5)

Interest expense                                   3.6             2.9             3.2             2.7
                                                ------          ------          ------          ------
      (Loss) income before share in
           earnings of unconsolidated
           affiliate, income taxes and
           extraordinary charge                  (13.7)           (7.6)           (7.0)           (3.2)

Share in (losses) earnings of
   unconsolidated affiliate                         --              --              --             0.6
                                                ------          ------          ------          ------
      (Loss) income before income taxes
          and extraordinary charge               (13.7)           (7.6)           (7.0)           (2.6)

Income tax (benefit) expense                       0.1             (.2)             .1             0.1
                                                ------          ------          ------          ------
      (Loss) income before extraordinary
          charge                                 (13.8)           (7.4)           (7.1)           (2.7)

Extraordinary charge on debt refinancing            --             (.3)             --            (1.7)
                                                ------          ------          ------          ------
      Net (loss) income                          (13.8)%          (7.7)%          (7.1)%          (4.4)%
                                                ======          ======          ======          ======

GENERAL

           The Company provides a broad range of comprehensive environmental consulting, engineering, and waste water facility design, and on-site construction and remediation service for clients in the private and public sectors in the areas of environmental contamination, water resources and infrastructure. The timing of the Company's revenues is primarily dependent on its backlog, contract awards and the performance requirements of each contract. The Company's revenues are also affected by the timing of its clients' activities. Additional detail regarding backlog is set forth under "Backlog" in this section. Due to these changes in demand, the Company's quarterly and annual revenues fluctuate. Accordingly, quarterly or other interim results should not be considered indicative of results to be expected for any other quarter or full fiscal year.

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


COMPARISON OF QUARTER ENDED MARCH 31, 1997 AND 1996

           Revenues for the quarter ended March 31, 1997 were $39.0 million compared with $35.1 million for the same quarter in 1996, an increase of $3.9 million or 11.1 percent. Increased remediation services revenues of $10.2 million were offset by reduced demand for construction and engineering services. In the prior year quarter, revenues were negatively impacted by delays in the Federal Government budget approval process affecting revenues under the Company's EPA ERCS contracts. Revenues from EPA contracts for the quarter ended March 31, 1997 were approximately $16.0 million compared with $7.0 million in the prior year quarter.

           Gross profit for the quarter ended March 31, 1997 was $3.0 million or
7.7 percent of revenues compared with $2.6 million or 7.4 percent of revenues for the quarter ended March 31, 1996, an increase of approximately $400,000. The increase in gross profit is due primarily to the aforementioned increase in EPA ERCS revenues, offset by reduced project profit margins due to an extremely price competitive environmental construction and remediation market. Indirect costs have been reduced to partially offset the effects of the decline in project profit margins.

           Selling, general and administrative expenses for the quarter ended March 31, 1997 were $3.5 million or 8.9 percent of revenues, compared with $3.5 million or 10.1 percent of revenues for the same quarter in the prior year. Reduced accounting, business development and other administrative costs as a result of cost reductions implemented during the second half of fiscal year 1996 and reduced legal fees as a result of the settlement of the NL Industries arbitration were offset by professional bid and proposal assistance utilized in the pursuit of Federal Government remediation services contracts. Additionally, the Company engaged a management consulting firm to assist in its working capital management and turnaround efforts.

           Amortization of intangible assets, goodwill and deferred financing fees for the quarter ended March 31, 1997 was $506,000, compared with to $489,000 for the same period in the prior fiscal year.

           Special items for the quarter ended March 31, 1997 were $3.0 million and included $3.5 million of costs associated with the implementation of a plan to reduce facility and equipment leasing obligations and severance and retention costs associated with a staff reduction plan, reduced by the recovery of $500,000 in the resolution of claims filed with its insurance carriers related to the NL Industries arbitration settlement. Special items also related to office consolidations of $200,000 were recorded in the quarter ended March 31, 1996.

           Interest expense for the quarter ended March 31, 1997 was $1.4 million compared with $1.0 million for the same quarter in 1996. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

           In the quarter ended March 31, 1997, the Company provided for income taxes of $24,000 which represents a provision for state income taxes. The Company has not provided for federal taxes as a result of the loss for the current quarter. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.

           In the quarter ended March 31, 1996, the Company recorded an extraordinary charge of $113,000 as a result of reversing the FY96 first quarter tax benefit in connection with the debt refinancing.


COMPARISON OF SIX MONTHS ENDED MARCH 31, 1997 AND 1996

           Revenues for the six months ended March 31, 1997 were $83.3 million compared with $81.9 million for the same period in 1996, an increase of $1.4 million or 1.7 percent. Increased remediation services revenues of $14.6 million were offset by reduced demand for construction and engineering services. In the prior year period, revenues were negatively impacted by delays in the Federal Government budget approval process affecting revenues under its EPA ERCS contracts. Revenues from EPA contracts for the six months ended March 31, 1997 were approximately $28.1 million compared with $20.0 million in the prior year period.

           Gross profit for the six months ended March 31, 1997 was $7.2 million or 8.7 percent of revenues compared with $8.5 million or 10.4 percent of revenues for the six months ended March 31, 1996, a decrease of approximately $1.3 million. The increase in gross profit and decrease in the percentage return is due primarily to increased EPA ERCS remediation service revenues at historically lower gross profit margins. Additionally, the environmental construction and remediation market is extremely price competitive which has reduced project profit margins. Indirect costs have been reduced to partially offset the effects of the decline in project profit margins.

           Selling, general and administrative expenses (SG&A) for the six months ended March 31, 1997 were $6.4 million or 7.7 percent of revenues, compared with $7.4 million or 9.0 percent of revenues for the same period in the prior year. The decrease in SG&A is primarily attributable to reduced accounting, business development and other administrative costs as a result of cost reductions implemented during the second half of fiscal year 1996 and reduced legal fees as a result of the settlement of the NL Industries arbitration offset by increased proposal and management consulting expenses.

           Amortization of intangible assets, goodwill and deferred financing fees for the six months ended March 31, 1997 was $1.0 million, the same as in the prior fiscal year.

           Special items for the six months ended March 31, 1997 were $3.0 million and included $3.5 million of costs associated with the implementation of a plan to reduce facility and equipment leasing obligations and severance and retention costs associated with a staff reduction plan, reduced by the recovery of $500,000 in the resolution of claims filed with its insurance carriers related to the NL Industries arbitration settlement. Special items of $593,000 for severance and relocation costs were recorded in the six months ended March 31, 1996 in connection with office closings and consolidations.

           Interest expense for the six months ended March 31, 1997 was $2.6 million compared with $2.2 million for the same period in 1996. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

           The Company's share of earnings from an unconsolidated affiliate in the six months ended March 31, 1996 was $500,000. No activity was conducted by the joint venture during the current fiscal year.

           In the six months ended March 31, 1997, the Company provided for income taxes of $49,000 which represents a provision for state income taxes. The Company has not provided for federal taxes as a result of the loss for the current quarter. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.

           The Company recorded an extraordinary charge of approximately $1.4 million during the six months ended March 31, 1996 as a result of refinancing its senior credit facility. The charge includes unamortized financing fees and a prepayment penalty in connection with the refinancing.


LIQUIDITY AND CAPITAL RESOURCES

           The Company is engaged in a business which at times requires substantial working capital for construction, remediation and engineering services contracts that require investments of personnel and equipment by the Company before the Company is permitted to invoice the client. Many of the Company's contracts also provide for progress or monthly invoices as certain benchmarks of performance are reached or costs have been incurred. The Company's working capital and cash have been significantly impacted by the amount of debt incurred in connection with the acquisition of BCM Engineers, Inc. ("BCM"), Riedel Environmental Services, Inc. ("RES") and the assets of RESNA Industries, Inc. ("RESNA") and by costs associated with consolidating the acquired companies' operations into those of the Company. As a result of these factors and current market conditions for the environmental industry which reflect lower government spending, lessened regulatory enforcement and lower project profit margins the Company has and continues to experience liquidity problems.

           The Company has in place a Loan and Security Agreement (the "Loan Agreement") with The Chase Manhattan Bank and BTM Capital Corporation (collectively, the "Senior Lenders"). Effective April 21, 1997, the Company and its Senior Lenders executed the Fifth Amendment, Waiver and Consent (the "Fifth Amendment") which waived prior defaults and consented to certain conditions under the Loan Agreement. The Fifth Amendment restructured the revolving line of credit (the "Revolver") to be based upon eligible billed accounts receivable only and eliminated eligible unbilled accounts receivable from the borrowing base. Advances against eligible unbilled accounts receivable were converted to a term loan of approximately $4.4 million as of April 21, 1997. The amended Loan Agreement includes a $24.5 million

Revolver and term loans totaling approximately $8.0 million including the balance remaining from the original term loan of approximately $3.6 million.
The term loans are being repaid on a weekly and monthly basis and are being amortized at the rate of approximately $2.9 million per year. Additionally, the Fifth Amendment provides for an overadvance of $8.0 million against the Revolver borrowing base. The overadvance provision is reduced to $6.0 million beginning August 1, 1997 and is eliminated effective October 2, 1997 at which time the Revolver is reduced to $23.5 million. A mandatory term loan pre-payment or a further reduction in the overadvance of $500,000 is also required by August 1, 1997. Changes in the borrowing base occur as a result of the magnitude and timing of the Company's billings and collections for services.

           The Fifth Amendment also amended financial covenants through September 30, 1997 and increased interest rates to 4.5 percent over the Bank's ABR rate and contained a fee of $250,000 with payment deferred to October 2, 1997. The Company must also provide the Senior Lenders on or before May 15, 1997 detachable warrants exercisable at a nominal price for 7.5 percent of the fully diluted common stock of the Company. At March 31, 1997, this represented approximately 795,000 shares. The Company and its Senior Lenders have verbally agreed to extend the date of delivery of unaudited financial statements for the year ended September 30, 1996 and the issuance of the detachable warrants to June 16, 1997.

           The principal sources of liquidity for the Company's business and operating needs are internally generated funds from operations and available revolving credit borrowings under the Chase Facility. For the six months ended March 31, 1997, operating activities used net cash of approximately $46,000, primarily due to operating losses offset by increases in accounts and subcontracts payable. Investing activities provided $83,000 in net cash principally from the sale of assets. Financing activities utilized net cash of $150,000 primarily from repayments of debt obligations. Cash generated from the collection of accounts receivable is used to repay the Revolver and results in an increase of available borrowings under the Revolver.

           As of March 31, 1997, long term debt, including current maturities of $4.2 million, was approximately $42.9 million, the components of which were borrowings of $18.9 million under the Revolver and $8.2 million in term loans, $14.5 million of convertible senior subordinated notes and $1.3 million of other notes and capital leases.

           The Company's inability to make timely payments to certain of its trade and other creditors has resulted in the filing of multiple lawsuits against the Company. The Company has disputed the amounts claimed in certain of these actions and has entered into installment payment agreements or allowed judgments to be taken against the Company in others. A number of vendors and subcontractors have also delivered notice of non-payment to the surety company providing payment bonds on projects being performed by the Company. Outstanding judgments obtained by trade creditors (exclusive of the Gravers Company and Winstead Sechrist & Minick judgments discussed in Item 1 of Part II) total approximately $173,000. In addition, the Company has entered into agreements to pay on an installment basis approximately $346,000 in settlement of other creditor claims and judgments, of which approximately $183,000 will come due during this fiscal year. There are presently seventeen unresolved lawsuits involving claims exceeding, in the aggregate, $750,000 and claims made against the Company's surety for non-payment exceeding, in the aggregate, $2.9 million. All undisputed amounts have been included as liabilities in the Company's balance sheet. These claims could also result in the termination of projects or jeopardize the ability of the Company to continue performance under contracts. Termination of projects would result in the loss of future revenues, create potential liability for the Company to its clients and the surety company for increased cost to complete projects and adversely affect the Company's ability to pursue additional work.

           The Company has attempted to improve cash flow and improve working capital through cost reduction measures and improved billing and collection procedures. Through these efforts and the sale of certain real estate, management believes it will meet the $2.5 million reduction required by its Senior Lenders as described above. The Company has implemented a strategic restructuring program and is pursuing capital investment, merger and divestiture opportunities. These potential transactions may require an increase in the Common Stock, the Preferred Stock and the Preference Stock currently authorized by the Company's Certificate of Incorporation. Proceeds from such transactions are required to meet the mandatory reduction of the remaining overadvance of up to $6.0 million and the $1.0 million reduction in the Revolver required by October 2, 1997. Remaining proceeds would be utilized to reduce the Company's trade payables and long-term debt subject to the approval of the Senior
Lenders. In the event the Company fails to improve the management of its working capital and conclude a capital investment, merger or divestiture transaction on a timely basis, its liquidity and financial position will be materially adversely impacted and the Company would be required to consider other measures of protecting its assets against creditors.


BACKLOG

           As of March 31, 1997, the Company had a contract backlog of orders of approximately $84 million compared with approximately $107 million and $114 million at September 30, 1996 and March 31, 1996, respectively. The value of unfunded or indefinite delivery order contracts ("IDO") was approximately $106 million as of March 31, 1997 compared with approximately $140 million and $147 million at September 30, 1996 and March 31, 1996, respectively. The combined contract backlog as of March 31, 1997 was approximately $190 million compared with approximately $247 million and $261 million at September 30, 1996 and March 31, 1996, respectively. The Company has recently received notices of termination of work on three significant contracts. One termination resulted from the loss of Company personnel having substantial experience with the contracted services. Two terminations resulted from a change in technology to be applied to the specific site requirements. Reductions of projected revenues of approximately $10 million resulting from these terminations are reflected in the backlog as of March 31, 1997.

           Subsequent to the end of the quarter, the Company executed a contract for EPA ERRS Region 4 covering the southeastern portion of the United States to be performed over a five year period. The EPA contract provides an additional $50 million to the Company's total backlog increasing the total backlog to approximately $240 million. The ultimate value of the backlog is subject to change as the scope of work on projects change. Customers often retain the right to change the scope of work with an appropriate increase or decrease in contract price.


OTHER ITEMS AFFECTING OPERATING RESULTS

           The Company generates a substantial portion of its revenues under its Emergency Response Cleanup Services (ERCS) contracts for the Environmental Protection Agency ("EPA"). The Company is the prime contractor for removal of hazardous substances in ERCS Zone 4A, comprising Regions 6, 7 and 8, and ERCS Region 5. The ERCS Zone 4A contract was extended through March 31, 1997 with completion of work by June 30, 1997. The ERCS Region 5 contract has been renewed through September 30, 1997, the final option year.

           Revenues from EPA contracts for the three and six months ended March 31, 1997 were approximately $16.0 million and $28.1 million, respectively.

           As a federal government contractor, the Company is required to comply with various regulations and standards regarding its systems and procedures for the accumulation and billing of contract costs and federal procurement requirements. As a result of its federal government contract activities, the Company is subject to audit to assure compliance with these requirements. Although the Company to date has not experienced any materially negative audit results, an unfavorable determining could impact the Company's ability to complete current contracts and compete for future federal government work.

               The EPA procurements of future similar services are referred to as Emergency Response and Remediation Services (ERRS). The Company has submitted proposals in competition for award of future ERRS contracts covering Regions 3, 4, 7 and 10. On April 17, 1997, the Company was notified that its was awarded a contract in Region 4 covering the southeastern portion of the United States. The contract is estimated at approximately $50 million over a five year performance period with work scheduled to begin in June 1997. The Company intends to actively seek the award of the EPA ERRS Region 5 contract and other future EPA and other federal government agency and department remedial action contracts.


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

                          SMITH TECHNOLOGY CORPORATION

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS


GRAVERS COMPANY VS. BCM ENGINEERS INC.

           The Company's subsidiary, BCM Engineers Inc. (BCM), is the lessee of improved property formerly used as a laboratory and office/warehouse space for field service personnel. The lease dated October 23, 1989 terminates May 31, 2000 and contains provisions for the confession of judgment in favor of Gravers Company (the "Owner") in the event of default. The Owner has, pursuant to the lease provisions, on March 21, 1997 filed judgments in the Montgomery County, Pennsylvania Court of Common Pleas providing for ejectment of BCM and a money judgment against BCM in the amount of $1,094,039. BCM has brought the lease payments current and is in the process of negotiating an agreement providing for the deferment by the Owner of any action to retake possession of the leased property or to take action to collect on the money judgment so long as BCM remains in compliance with the underlying lease. BCM is attempting to sublease this space to others.


WINSTEAD SECHREST & MINICK VS. SMITH TECHNOLOGY CORPORATION

           The Company has entered into a settlement agreement to resolve a lawsuit to collect money due for professional services filed March 11, 1997 in the 101st Judicial District Court of Dallas County, Texas by Winstead Sechrest & Minick. The agreement provides for mandatory installment payments of $50,000 per quarter in payment of a stipulated judgment in the amount of $465,842 which may be satisfied upon the aggregate payment of $324,459 plus interest on or before September 30, 1997.


BELLSOUTH TELECOMMUNICATIONS INC. VS. BCM ENGINEERS INC.

           In December 1995, BellSouth filed a complaint for unstated damages in the Circuit Court, Jefferson County, Alabama against the Company, its subsidiaries BCM and Canonie Technologies, Inc. The complaint, alleging professional negligence, fraudulent and negligent misrepresentation, non-disclosure, innocent misrepresentation and breach of contract, arises out of BCM's alleged failure to provide oversight and certification of services performed by BellSouth's asbestos abatement contractors. The plaintiff claims it has expended an additional $1.6 million to perform asbestos removal which allegedly was to have been performed by its prior contractor. BCM believes its services were performed in compliance with all legal requirements, that it has been released from BellSouth claims, and that a substantial amount of the claims are barred by statute of limitations. The parties to the lawsuit have entered into a settlement agreement dated April 21, 1997, which resolved all claims; the agreement provides for the payment by the Company of $150,000 in monthly installments.

STROUDSBURG MUNICIPAL AUTHORITY VS. BCM ENGINEERS INC. A SUBSIDIARY OF SMITH TECHNOLOGY CORPORATION

           Stroudsburg Municipal Authority has filed a claim on January 8, 1997 in the Monroe County, Pennsylvania, Court of Common Pleas for damages exceeding $500,000 based on allegations of breach of contract and negligent performance of design services. The Company and its professional liability carrier have retained counsel to defend the claim and investigate the matter. The Company's insurance coverage responding to this claim has a $150,000 self-insurance retention.


VENDOR CLAIMS

        The Company's inability to make timely payments to certain of its trade and other creditors has resulted in the filing of multiple lawsuits against the Company. The Company has disputed the amounts claimed in certain of these actions and has entered into installment payment agreements or allowed judgments to be taken against the Company in others. A number of vendors and subcontractors have also delivered notice of non-payment to the surety company providing payment bonds on projects being performed by the Company. Outstanding judgments obtained by trade creditors (exclusive of the Gravers Company and Winstead Sechrist & Minick judgments discussed in Item 1 of Part II) total approximately $173,000. In addition, the Company has entered into agreements to pay on an installment basis approximately $346,000 in settlement of other creditor claims and judgments, of which approximately $183,000 will come due during this fiscal year. There are presently seventeen unresolved lawsuits involving claims exceeding, in the aggregate, $750,000 and claims made against the Company's surety for non-payment exceeding, in the aggregate, $2.9 million. All undisputed amounts have been included as liabilities in the Company's balance sheet. In the event the Company fails to achieve the strategic restructuring discussed in Item 2. Section 1, Management's Discussion and Analysis of Financial Condition and Results of Operations allowing for the resolution of the Company's accounts payable, the financial condition and operations of the Company will be materially and adversely affected by these and other potential vendors claims for unpaid amounts.


OTHER LITIGATION AND CLAIMS

           The Company is currently a party to other litigation and claims incidental to the performance of services. The Company believes that these matters are adequately accrued or covered by insurance, are without merit or the disposition thereof is not anticipated to have a material effect on the Company's financial position; however, these matters individually or in the aggregate, could have a material adverse effect on future quarterly or annual results of operations or cash flow when resolved.


ITEM 3.  DEFAULTS ON SENIOR SECURITIES

           The Company has not made timely payment of dividends accruing on the Redeemable Preferred Stock. The unpaid dividends are approximately $287,000 at March 31, 1997, comprised of $178,000 due March 31, 1997 and $109,000 remaining balance from December 31, 1996. The terms of the preferred stock provide that a non-payment condition increases the dividend rate to seven and one-half percent and to ten percent in the event two quarterly payments are not made. The Company has extended a dividend payment "catch-up" plan to its Redeemable Preferred Stockholders which has reduced the arrearage through December 31, 1996 to $81,000. The Fifth amendment of the Chase Facility restricts subsequent payments of quarterly dividends while an over advance condition exists on its revolving line of credit. These dividends will accrue at the rate of 10%, or approximately $178,000 per quarter, until all arrearages are fully paid.

ITEM 5. OTHER INFORMATION

           The Company filed a Form 8-K dated February 28, 1997 reporting the execution of a letter of intent for the sale of assets and accounts receivable relating to three engineering offices. On April 11, 1997, the Company issued a press release announcing that the sale of those engineering offices together with a second sale of assets of three additional offices to a related buyer have been terminated.

           As of the date of this filing, the Company has not filed its annual report on Form 10-K for its fiscal year ended September 30, 1996. The Form 10-K has not been filed because the Company's auditors have not released their audit report due to the previously existing default condition under the Chase Facility. All of the financial data for fiscal year ended September 30, 1996 contained herein is unaudited. The Company's annual meeting which was scheduled for March 20, 1997 has been postponed until such time as the Company's Form 10-K is filed and a proxy statement and proxy materials can be distributed to the stockholders of the Company.

Arthur A. Riedel resigned as a member of the Board of Directors effective March 20, 1997. The resignation of E. Brian Smith as President and Chief Executive Officer and the appointment of Thomas F. Herlihy, a principal in the management consulting firm of Walker, Truesdell and Associates, as interim President and Chief Executive Officer of the Company was effective April 14, 1997. Mr. Smith remains Chairman of the Board of Directors. On April 24, 1997, Frank J. Gorry was appointed Senior Vice President-Chief Operating Officer and Anthony J. Dury and William T. Campbell were each elevated to the position of Senior Vice President.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                     ASSETS

                                                                              SEPTEMBER 30,
                                                                        -------------------------
                                                                            1996           1995
                                                                        -----------      --------
                                                                        (UNAUDITED)
Current Assets:
        Cash .........................................................    $   625        $    686
        Accounts receivable, less allowance for doubtful
           accounts of $829 and $1,502, respectively (Note 3) ........     40,793          52,852
        Costs and estimated earnings on long-term contracts
            in excess of billings (Note 4) ...........................      2,025           2,287
        Prepaid expenses and other current assets ....................      3,445           3,203
                                                                          -------        --------

               Total current assets ..................................     46,888          59,028
                                                                          -------        --------

Property and Equipment:
        Equipment ....................................................     19,330          21,949
        Land, buildings and improvements .............................      4,017           4,007
        Leasehold improvements .......................................      1,107           1,044
                                                                          -------        --------

             Total property and equipment, at cost ...................     24,454          27,000
        Less accumulated depreciation and amortization ...............     11,582          10,062
                                                                          -------        --------

           Property and equipment, net ...............................     12,872          16,938

Other Assets:
      Intangible assets, net of accumulated amortization of $1,878
             and $712, respectively (Note 2) .........................     15,172          16,338
      Goodwill, net of accumulated amortization of $714 and
             $322, respectively (Note 2) .............................     14,953          15,345
      Investment in unconsolidated affiliate (Note 5) ................      1,561           1,502
      Other assets (Note 6) ..........................................      4,038           5,443
                                                                          -------        --------

TOTAL ASSETS .........................................................    $95,484        $114,594
                                                                          =======        ========


          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                     LIABILITIES, REDEEMABLE PREFERRED STOCK
                         AND COMMON STOCKHOLDERS' EQUITY

                                                                                           SEPTEMBER 30,
                                                                                    --------------------------
                                                                                        1996            1995
                                                                                    -----------      ---------
                                                                                    (UNAUDITED)
Current Liabilities:
    Accounts and subcontracts payable ..........................................     $ 22,597         $24,733
    Accrued expenses and other liabilities:
        Compensation and related fringes .......................................        5,486           4,973
        Severance and office closures ..........................................        1,688           1,618
        Other ..................................................................       10,686           9,343
    Billings on long-term contracts in excess of costs and
        estimated earnings (Note 4) ............................................           57           1,251
    Current maturities of long-term debt and short-term borrowings (Note 7) ....        2,866           2,110
                                                                                     --------        --------
           Total current liabilities ...........................................       43,380          44,028

Long-term debt (Note 7) ........................................................       24,881          27,403
Other long-term liabilities ....................................................        7,804           6,017
Convertible Senior Subordinated Note; 10%; maturing in 2004, convertible
      into 4,210,953 common shares at  $3.28 per share (Note 8) ................       13,812          10,000

Commitments and contingencies (Notes 9 and 14):

Redeemable Preferred Stock, $0.01 par value; 78,000 shares authorized; 74,438 and 76,218 shares issued, respectively; 10% cumulative
       dividend; $100 redemption value (Notes 1 and 12) ........................        6,846           6,857

Junior Convertible Preferred Stock, $0.01 par value; 470,000 and 371,500
        shares authorized, respectively; none issued (Note 8) ..................           --              --

Preference Stock, $0.01 par  value; 1,000,000 shares authorized;
        none issued ............................................................           --              --

Common Stockholders' Equity:
   Common stock, $0.01 par value; 20,000,000 shares authorized, 6,107,440
         and 5,850,015 shares issued and outstanding, respectively .............           61              58
   Additional paid-in capital ..................................................       17,379          17,149
   Deferred compensation .......................................................         (404)             --
   (Accumulated deficit) retained earnings .....................................      (18,275)          3,082
                                                                                     --------        --------

               Total common stockholders' equity ...............................       (1,239)         20,289
                                                                                     --------        --------

TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK
       AND COMMON STOCKHOLDERS' EQUITY                                               $ 95,484        $114,594
                                                                                     ========        ========


See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 YEAR        SEVEN MONTHS
                                                                ENDED            ENDED          YEARS ENDED FEBRUARY 28,
                                                             SEPTEMBER 30,    SEPTEMBER 30,    --------------------------
                                                                 1996             1995            1995            1994
                                                             -----------      -----------      ----------     -----------
                                                             (UNAUDITED)
Revenues (Notes 3 and 15) ..............................     $   164,382      $   105,290      $  104,738     $    59,461
Cost of revenues .......................................         152,735           91,932          89,922          56,020
                                                             -----------      -----------      ----------     -----------
       Gross profit ....................................          11,647           13,358          14,816           3,441

Selling, general, and administrative expenses ..........          14,218            9,109          10,285           5,754
Amortization of intangible assets, goodwill
    and deferred financing fees ........................           1,957            1,025             510              --
Special items (Note 15) ................................          11,811              393              --           4,263
                                                             -----------      -----------      ----------     -----------
(Loss) income from operations ..........................         (16,339)           2,831           4,021          (6,576)

Interest expense .......................................           4,417            2,225           1,229             412
                                                             -----------      -----------      ----------     -----------
(Loss) income before share in earnings of unconsolidated
    affiliate, income tax and
       extraordinary item ..............................         (20,756)             606           2,792          (6,988)

Share in earnings (losses) of unconsolidated
    affiliates (Note 5):
        Operating ......................................             375             (173)            539            (221)
        Investment write-off (Note 15) .................              --               --              --          (2,655)
                                                             -----------      -----------      ----------     -----------
(Loss) income before taxes and extraordinary item ......         (20,381)             433           3,331          (9,864)

Income tax (benefit) expense (Note 10) .................            (419)              87             558             135
                                                             -----------      -----------      ----------     -----------
(Loss) income before extraordinary item ................         (19,962)             346           2,773          (9,999)

 Extraordinary item on debt refinancing (Note 6) .......          (1,395)              --              --              --
                                                             -----------      -----------      ----------     -----------

Net (loss) income ......................................         (21,357)             346           2,773          (9,999)
Dividends and accretion on Redeemable
     Preferred Stock ...................................             587              334             218              --
                                                             -----------      -----------      ----------     -----------

Net (loss) income applicable to Common Stock ...........     $   (21,944)     $        12      $    2,555     $    (9,999)
                                                             ===========      ===========      ==========     ===========

Weighted average number of common and
     common equivalent shares outstanding ..............       5,978,084        5,964,250       5,865,782       5,700,783
                                                             ===========      ===========      ==========     ===========

(Loss) earnings per common and common equivalent
      share before extraordinary item ..................     $     (3.44)     $      0.00      $     0.44     $     (1.75)
                                                             ===========      ===========      ==========     ===========

(Loss) earnings per common and common
     equivalent share ..................................     $     (3.67)     $      0.00      $     0.44     $     (1.75)
                                                             ===========      ===========      ==========     ===========


          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS' EQUITY
                    (IN THOUSANDS, EXCEPT COMMON SHARE DATA)

                                                    SHARES OF                  ADDITIONAL
                                                     COMMON         COMMON       PAID-IN     DEFERRED     RETAINED
                                                      STOCK          STOCK       CAPITAL   COMPENSATION   EARNINGS       TOTAL
                                                   ----------      --------      --------      -----      --------      --------
Balance, February 28, 1993 ...................      5,700,783      $     57      $ 16,580         --      $ 10,514      $ 27,151
Net loss .....................................             --            --            --         --        (9,999)       (9,999)
Other ........................................             --            --            31         --            --            31
                                                   ----------      --------      --------      -----      --------      --------

Balance, February 28, 1994 ...................      5,700,783            57        16,611         --           515        17,183
Net income ...................................             --            --            --         --         2,773         2,773
Shares issued upon conversion of stock options        106,689             1           359         --            --           360
Dividends and accretion on Redeemable
   Preferred Stock ...........................             --            --            --         --          (218)         (218)
                                                   ----------      --------      --------      -----      --------      --------

Balance, February 28, 1995 ...................      5,807,472            58        16,970         --         3,070        20,098
Net income ...................................             --            --            --         --           346           346
Shares issued upon conversion of stock options         42,543            --           179         --            --           179
Dividends and accretion on Redeemable
    Preferred Stock ..........................             --            --            --         --          (334)         (334)
                                                    ---------      --------      --------      -----      --------      --------
Balance, September 30, 1995 ..................      5,850,015            58        17,149         --         3,082        20,289
Net Loss .....................................                                                             (21,357)      (21,357)
Shares issued upon conversion of stock options          7,625            --            31         --            31
Shares issued to contribute Company match
    to 401 K Plan ............................         88,949             1           210         --            --           211
Shares issued for deferred compensation
    and other obligations ....................        160,851             2           576      $(404)          174
Dividends and accretion on Redeemable
    Preferred Stock ..........................             --            --          (587)        --            --          (587)
                                                   ----------      --------      --------      -----      --------      --------

Balance, September 30, 1996 (unaudited) ......      6,107,440      $     61      $ 17,379      $(404)     $(18,275)     $ (1,239)
                                                   ==========      ========      ========      =====      ========      ========


          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                          YEAR       SEVEN MONTHS      YEARS ENDED
                                                          ENDED         ENDED          FEBRUARY 28,
                                                      SEPTEMBER 30,  SEPTEMBER 30,  --------------------
                                                          1996          1995         1995          1994
                                                        --------      --------      -------      -------
                                                       (UNAUDITED)
Operating Activities:
Net (loss) income .................................     $(21,357)     $    346      $ 2,773      $(9,999)
Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Write-off of deferred financing fees .........        1,108            --           --           --
     Deferred interest ............................          812            --           --           --
     Compensation expense .........................          404            --           --           --
     Provisions for special items .................        9,795            --           --        4,263
     Depreciation and amortization ................        5,200         2,868        3,360        1,546
     Gain on disposal of equipment ................         (260)           94          168           --
     Share in (earnings) losses of affiliates .....         (375)          173         (539)       2,876
Income tax refund .................................           --            --           --        2,208
Changes in operating assets and liabilities, net of
     effects from acquisitions:
     Accounts receivable ..........................       10,606       (10,464)       4,529        2,749
     Costs and estimated earnings on long-term
            contracts in excess of billings .......         (262)       (1,011)       1,562        2,720
     Prepaid expenses and other current assets ....         (693)          410         (602)         724
     Other assets .................................          997          (357)      (1,959)          --
     Accounts and subcontracts payable ............       (2,136)        6,848        1,130        1,386
     Accrued expenses and other liabilities .......        2,544        (2,374)      (4,983)        (859)
     Billings on long-term contracts in excess of
            costs and estimated earnings ..........       (1,194)          615         (496)         178
     Other long-term liabilities ..................       (3,634)       (3,005)        (845)          --
 Other, net .......................................          226            53         (218)         675
                                                        --------      --------      -------      -------

Net cash provided by (used in) operating activities     $  2,305      $ (5,804)     $ 3,880      $ 8,467
                                                        ========      ========      =======      =======


          See accompanying notes to consolidated financial statements.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                               YEAR           SEVEN MONTHS
                                                               ENDED             ENDED         YEARS ENDED FEBRUARY 28,
                                                            SEPTEMBER 30,     SEPTEMBER 30,    ------------------------
                                                                1996              1995           1995            1994
                                                              --------         ---------       --------         -------
                                                            (UNAUDITED)
INVESTING ACTIVITIES:
    Capital expenditures .............................        $ (1,402)        $(2,172)        $   (689)        $(3,333)
    Advances (to) from affiliates ....................              --             125            1,000          (1,496)
    Proceeds from sale of subsidiary .................              --              --               --             704
    Proceeds from sale of fixed assets ...............             725              --               --              --
    Purchase of BCM Engineers (net of cash acquired) .              --              --           (4,783)             --
    Purchase of Riedel Environmental Services (net
        of cash acquired) ............................              --              --          (18,336)             --
    Other ............................................              --             388              (43)             22
                                                              --------         -------         --------         -------
Net cash used in investing activities ................            (677)         (1,659)         (22,851)         (4,103)
                                                              --------         -------         --------         -------

FINANCING ACTIVITIES:
    Proceeds from revolving line of credit used to
        fund acquisitions ............................              --              --           19,580              --
    Retirement of acquired companies debt ............              --              --          (10,647)             --
    Proceeds from term loans used to fund acquisitions              --              --            4,500              --
    Proceeds from Senior Note ........................              --              --            2,000              --
    Proceeds from Convertible Senior
         Subordinated Note ...........................              --              --           10,000              --
    Proceeds from new revolving credit facility ......          20,649              --               --              --
    Retirement of former revolving credit facility ...         (21,537)             --               --              --
    (Repayments) borrowings on revolving
        line of credit, net ..........................             747           7,219           (4,800)         (3,200)
    Proceeds from term loan ..........................           6,500              --               --              --
    Retirement of term loan ..........................          (3,400)             --               --              --
    Repayments on term loan ..........................          (2,040)             --               --              --
    Payment of financing fees ........................          (1,096)             --               --              --
    Payment of early debt extinguishment penalty .....            (287)             --               --              --
    Repayment of other notes and capital leases ......            (986)         (1,096)          (1,967)             --
    Proceeds from exercise of stock options ..........              31              50              360              --
    Repurchase of Redeemable Preferred Stock., net ...             (84)           (178)              --              --
    Dividends paid on Redeemable Preferred Stock .....            (186)           (191)              --              --
                                                              --------         -------         --------         -------

Net cash provided by (used in) by financing activities          (1,689)          5,804           19,026          (3,200)
                                                              --------         -------         --------         -------

Net increase (decrease) in cash ......................             (61)         (1,659)              55           1,164
Cash at beginning of period ..........................             686           2,345            2,290           1,126
                                                              --------         -------         --------         -------
Cash at end of period ................................        $    625         $   686         $  2,345         $ 2,290
                                                              ========         =======         ========         =======


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


      Building and improvements............................  25-30 years
      Office, process and field equipment..................   3-12 years


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

                                       1996             1995T            1995
                                       ----             ----             ----
   Dividends                           $419             $222             $163
   Accretion                            168              112               55
                                       ----             ----             ----
                                       $587             $334             $218
                                       ====             ====             ====

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

STATEMENT OF CASH FLOWS

           Supplemental cash flow information is summarized as follows (in thousands):

                                         SEVEN MONTHS
                           YEAR ENDED        ENDED         YEARS ENDED FEBRUARY 28,
                          SEPTEMBER 30,   SEPTEMBER 30,   ------------------------
                              1996            1995          1995            1994
                            -------         -------         -----         -------
   Interest paid .......    $(3,228)        $(1,405)        $(830)        $  (532)
   Interest received ...         86             115            40             100
   Income taxes paid ...        (24)            (22)         (391)             --
   Income tax refund ...         --              --           620           1,981


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

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - ACCOUNTS RECEIVABLE

           Accounts receivable are comprised of the following (in thousands):


                                                                           SEPTEMBER 30,
                                                                    -------------------------
                                                                      1996             1995
                                                                    --------         --------
   Commercial and non-US government customers:
           Amounts billed ....................................      $ 21,595         $ 25,791
           Unbilled recoverable costs and estimated earnings..         4,052            6,847
           Retention .........................................         1,605            2,829
                                                                      27,252           35,467

   United States Government and agencies:
           Amounts billed ....................................         7,976            9,092
           Unbilled recoverable costs and estimated earnings..         6,015            9,353
           Retention .........................................           379              442
                                                                      14,370           18,887
   All customers .............................................        41,622           54,354

   Allowance for doubtful accounts ...........................          (829)          (1,502)
                                                                    $ 40,793         $ 52,852
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

           Due to the nature of the services provided by the Company, it may derive revenue from a single customer which exceeds 10 percent of its revenues for the year. For the year ended September 30, 1996, and the seven month period ended September 30, 1995, the Company derived revenues from the United States Environmental Protection Agency (EPA) of approximately $43.5 million or 26.3 percent and $29.6 million or 28.1 percent, respectively of revenues for Emergency Response Cleanup Services (ERCS). There were no significant commercial customers with revenues in excess of 10 percent during the year ended September 30, 1996 or the seven month period ended September 30, 1995. For the year ended February 28, 1995, the Company had two commercial customers with revenues of $12.2 million and $12.1 million respectively. For the year ended February 28, 1994, the Company had two different commercial customers with revenues of $9.9 million and $6.6 million respectively.

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 4 - LONG-TERM CONTRACTS AND RECEIVABLES

           Long-term contracts in process accounted for using the percentage-of-completion method are as follows (in thousands):

                                                                 SEPTEMBER 30,
                                                            ----------------------
                                                              1996           1995
                                                            -------        -------
   Accumulated expenditures on uncompleted contracts..      $11,138        $82,778
   Estimated earnings thereon ........................          596          9,787
                                                            -------        -------
                                                             11,734         92,565
   Less applicable progress billings .................        9,766         91,529
                                                            -------        -------
   Total .............................................      $ 1,968        $ 1,036
                                                            =======        =======


           The long-term construction contracts are shown in the accompanying balance sheets as follows (in thousands):

                                                                  SEPTEMBER 30,
                                                            ----------------------
                                                              1996           1995
                                                            -------        -------
   Costs and estimated earnings on long-term
         contracts in excess of billings ...........        $ 2,025        $ 2,287
   Billings on long term contracts in excess of
         costs and estimated earnings ..............            (57)        (1,251)
                                                            -------        -------
   Total ...........................................        $ 1,968        $ 1,036
                                                            =======        =======

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

           For the year ended September 30, 1996 and the seven months ended September 30, 1995, STI was not a significant unconsolidated affiliate. A summary of the unconsolidated affiliates' combined financial position and results of operations for the years ended February 28, 1995 and 1994, respectively, is as follows (in thousands):

                                      FOR YEAR ENDED FEBRUARY 28,
                                      ---------------------------
                                         1995            1994
                                        ------        --------
   Revenue .......................      $8,252        $  5,166
                                        ------        --------
   Net income (loss) .............         561            (874)
                                        ------        --------
   Current assets ................       1,597           3,117
   Non-current assets ............       2,882           4,001
                                        ------        --------
   Total Assets ..................       4,479           7,118


   Currents liabilities ..........         922           2,722
   Notes payable to stockholders..       6,872           8,432
                                        ------        --------

   Total Liabilities .............      $7,794        $ 11,154
                                        ======        ========

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

                                                           FOR THE YEAR ENDED FEBRUARY 28,
                                                           -------------------------------
                                                                 1995          1994
                                                                ------        ------
   Services provided to affiliates, included in revenues        $  604        $  917
   Subcontract costs, included in cost of revenues .....        $8,015        $4,614


NOTE 6 - OTHER ASSETS

           Other assets include the following (in thousands):

                                                            SEPTEMBER 30,
                                                     ------------------------
                                                      1996              1995
                                                     ------            ------
   Trade note receivable ................            $1,539            $1,539
   Deferred financing fees ..............               722             1,173
   Due from officer .....................               105                95
   Other ................................             1,672             2,636
                                                     ------            ------
                                                     $4,038            $5,443
                                                     ======            ======


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

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - DEBT

           Long-term debt consists of the following (in thousands):

                                                                                SEPTEMBER 30,
                                                                         -------------------------
                                                                           1996             1995
                                                                         --------         --------
   Bank borrowings:
           Revolving credit loans ...............................        $ 21,858         $ 21,999
           Term loans ...........................................           4,536            3,476
   Senior Note (Note 8) .........................................              --            2,000
   Capitalized lease obligations at interest rates of 6% to 12%..             779            1,091
   ESOP notes payable to individuals at interest rates of
           7.5% to 11.75% .......................................             453              604
   Other ........................................................             121              343
                                                                         --------         --------
           Total debt ...........................................          27,747           29,513
   Less: current maturities .....................................          (2,866)          (2,110)

   Total long-term debt .........................................        $ 24,881         $ 27,403
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

           The fair value of the Company's long-term debt at September 30, 1996 approximates the carrying value.

           Maturities of long-term debt outstanding at September 30, 1996 based on the amended Loan Agreement are as follows (in thousands):

   1997 ..........................................                    $ 2,866
   1998 ..........................................                      1,693
   1999 ..........................................                     23,162
   2000 ..........................................                         13
   2001 ..........................................                         13
   Thereafter ....................................                         --
                                                                      -------
                                                                      $27,747
                                                                      -------

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

           The Company has the right to prepay the Subordinated Notes, subject to certain provisions in the Company's credit facilities discussed in Note 7. However, if prepayment occurs prior to November 21, 1999, and prior to the later of a two year period ending November 21, 1996 or the "Positive Development Trading Date", which date occurs after the Common Stock of the Company has traded above $7.00 per share for ninety consecutive days, the Holder is entitled to a prepayment premium of up to 5% which reduces over time. Additionally, the Holders retain an exercise right, in the event prepayment occurs prior to the later of November 21, 1996 and the "Positive Development Trading Date", to purchase shares of

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


Junior Convertible Preferred Stock, at the same terms as were provided in the Subordinated Notes, within a one year exercise period. The Company has filed a designation of a series of Junior Convertible Preferred Stock of 470,000 shares and has reserved 4,700,000 shares of Common Stock in the event of conversion of Junior Convertible Preferred Stock.

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

           As of September 30, 1996, future minimum rental payments required under operating leases that have initial or remaining non-cancelable terms in excess of one year are as follows (in thousands):

               1997                     $ 7,075
               1998                       5,747
               1999                       4,949
               2000                       3,278
               2001                         923
               Thereafter .............   1,996
                                        -------
                                        $23,968
                                        =======

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - INCOME TAXES

           Provision (benefit) for federal and state income taxes are comprised of the following components (in thousands):

                                                SEVEN MONTHS
                              YEAR ENDED            ENDED         YEARS ENDED FEBRUARY 28,
                             SEPTEMBER 30,      SEPTEMBER 30,     ------------------------
                                 1996               1995            1995             1994
                                -----               ----            ----             ----
   Current
      Federal .........         $(519)              $ --            $405             $ --
       State ..........           100                 87             153              135
                                -----               ----            ----             ----
                                 (419)                87             558              135

   Deferred:
      Federal .........            --                 --              --               --
       State ..........            --                 --              --               --

   Total ..............         $(419)              $ 87            $558             $135
                                =====               ====            ====             ====



                        (Space intentionally left blank)

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



           Significant components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                          SEPTEMBER 30,
                                                    ------------------------
                                                      1996            1995
                                                    --------         -------
   Deferred tax assets:
           Bad debt allowance .................     $     26         $   277
           Restructuring and related items ....        1,369           1,976
           Capital loss carryforward ..........        1,331           1,331
           Net operating loss carryforward ....        7,893           3,005
           AMT and other credits ..............          999             999
           Unconsolidated affiliates ..........          370             370
           Accrued liabilities ................        4,294           1,370
           Other ..............................        1,007           1,087
           Valuation allowance ................      (13,427)         (5,434)
                                                    --------         -------
              Total deferred tax assets .......        3,862           4,981
                                                    --------         -------
   Deferred tax liabilities:
           Property and equipment .............       (1,336)         (1,475)
           Cash to accrual ....................         (909)         (1,819)
           Other ..............................          (43)           (113)
           Goodwill ...........................       (1,574)         (1,574)
                                                    --------         -------
              Total deferred tax liabilities ..       (3,862)         (4,981)
                                                    --------         -------
              Net deferred taxes ..............     $     --         $    --
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

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           A reconciliation of income tax expense (benefit) to amounts computed using federal statutory rates are shown below (in thousands):

                                                              SEVEN MONTHS
                                              YEAR ENDED          ENDED
                                             SEPTEMBER 30,    SEPTEMBER 30,       YEAR ENDED FEBRUARY 28,
                                                                                 ------------------------
                                                1996              1995            1995             1994
                                               -------          -------          -------          -------
Income tax expense (benefit) computed
    at the federal statutory rate              $(7,173)         $    35          $   977          $(2,446)
Loss carryforward for which no benefit
   was provided                                  6,994               --               --            2,446
Utilization of previously unbenefited
   losses                                           --             (372)            (826)              --
Elimination of deferred taxes                       --               --               --
State taxes                                        100               87              100              135
Non-deductible goodwill amortization                97              142               69               --
Other                                             (437)             195              238               --
                                               -------          -------          -------          -------
Income tax expense (benefit)                   $  (419)         $    87          $   558          $   135
                                               =======          =======          =======          =======


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

           The following table summarizes activity under the Company's stock plans:

                                                                                           Option Price
                                                     Shares                                 Per Share
                                                    ------------------          ----------------------------

     February 28, 1993..........................              774,250                     $3.40 -- $15.73
            Granted                                           369,000                     $2.88 -- $ 5.00
            Lapsed or canceled..................             (343,000)                    $2.88 -- $15.73
                                                    ------------------
     February 28, 1994                                        800,250                     $2.88 -- $15.73
            Granted                                           491,456                     $3.25 -- $ 7.00
            Exercised...........................             (106,689)                    $2.88 -- $ 5.00
            Lapsed or canceled..................             (307,862)                    $2.88 -- $15.73
                                                    ------------------
     February 28, 1995 .........................              877,155                     $2.88 -- $15.73
            Granted                                           327,400                     $5.38 -- $ 6.50
            Exercised...........................              (92,799)                    $2.88 -- $ 4.38
            Lapsed or canceled..................             (101,652)                    $2.88 -- $11.00
                                                    ------------------
     September 30, 1995                                     1,010,104                     $2.88 -- $11.00
            Granted                                           258,694                     $1.00 -- $ 5.63
            Exercised ..........................               (7,625)                    $3.75 -- $ 4.88
            Lapsed or canceled..................             (502,846)                    $2.25 -- $11.00
                                                    ------------------
     September 30, 1996                                       758,327                     $1.00 -- $ 7.75


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





                                                              YEAR ENDED             12 MONTHS ENDED          SEVEN MONTHS ENDED
                                                          SEPTEMBER 30, 1996       SEPTEMBER 30, 1995         SEPTEMBER 30, 1994
                                                              (UNAUDITED)              (UNAUDITED)               (UNAUDITED)
                                                              -----------              -----------               -----------

 Revenues ...........................................         $   164,382              $   166,257               $    43,771
 Cost of revenues ...................................             152,735                  145,723                    38,006
                                                              -----------              -----------               -----------
        Gross profit ................................              11,647                   20,534                     5,765

 Selling, general, and administrative expenses ......              14,218                   13,327                     4,192
 Amortization of intangibles, goodwill and
       deferred financing fees ......................               1,957                    1,535                        --
 Special items ......................................              11,811                      393                        --
                                                              -----------              -----------               -----------

 (Loss) income from operations ......................             (16,339)                   5,279                     1,573

 Interest expense ...................................               4,417                    3,413                        41
                                                              -----------              -----------               -----------
 Income before share in earnings of unconsolidated
          affiliate and income tax ..................             (20,756)                   1,866                     1,532

 Share in earnings of unconsolidated affiliates .....                 375                      103                       263
                                                              -----------              -----------               -----------
 (Loss) income before taxes and extraordinary item ..             (20,381)                   1,969                     1,795

Income tax (benefit) expense ........................                (419)                     310                       335
                                                              -----------              -----------               -----------
(Loss) income before extraordinary item .............             (19,962)                   1,659                     1,460

Extraordinary charge on debt refinancing ............              (1,395)                      --                        --
                                                              -----------              -----------               -----------

Net (loss) income ...................................             (21,357)                   1,659                     1,460
Dividends and accretion on redeemable
         Preferred Stock.............................                 587                      552                        --
                                                              -----------              -----------               -----------

Net (loss) income applicable to Common Stock ........         $   (21,944)             $     1,107               $     1,460
                                                              -----------              -----------               -----------

Weighted average number of common and common
        equivalent shares outstanding ...............           5,978,084                5,897,881                 5,782,100

(Loss) earnings per common and common
    equivalent share before extraordinary item ......         $     (3.44)             $       .19               $       .25
                                                              -----------              -----------               -----------

(Loss) earnings per common and common equivalent
       share ........................................         $     (3.67)             $       .19               $       .25
                                                              -----------              -----------               -----------


          See accompanying notes to consolidated financial statements.


                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                          SMITH TECHNOLOGY CORPORATION
            (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 (IN THOUSANDS)

                                                                                            NET (WRITE-OFFS)
                                            BALANCE AT                        CHARGED         RECOVERIES       BALANCE AT
                                            BEGINNING         OTHER             TO              CHARGED          END OF
                                            OF PERIOD        RESERVES         EXPENSE       AGAINST RESERVE      PERIOD
                                            ---------------------------------------------------------------------------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
Year-Ended September 30, 1996 ............    $1,502         $   --            $  118          $ (791)         $  829
Seven Months Ended September 30, 1995.....     1,312            442(b)            124            (376)          1,502
Year Ended February 28, 1995 .............       485          1,188(a)            165            (526)          1,312
Year Ended February 28, 1994 .............     1,300             --              (122)           (693)            485

-----------

(a) Additional reserves recognized with the acquisitions of BCM Engineers $(777) and Riedel Environmental Services $(411)

(b) Additional reserves recognized as a result of the finalization of the purchase price allocation.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

             (a)  Exhibits

                      10.36 Fifth Amendment, Waiver and Consent dated as of April 21, 1997 by and among the Registrant, BCM Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation) Riedel Environmental Services, Inc. and The Chase Manhattan Bank (formerly known as Chemical
                                    Bank), as agent for the lenders.

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

                      Form 8-K dated December 30, 1996 was filed on January 21, 1997 in connection with (i) the execution of the Fourth Amendment and Waiver to the Loan and Security Agreement dated as of January 14, 1997 by and among the Registrant, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., an Alabama corporation, Riedel Environmental Services, Inc., and Chemical Bank, as Agent for the Lenders, (ii) the Third Amended and Restated Note Purchase Agreement effective January 13, 1997 between the Registrant and 399 Venture Partners, Inc., (iii) the Seventh Amendment to the Forbearance Agreement made as of December 30, 1996 by and among the Registrant, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., an Alabama corporation, Riedel Environmental Services, Inc., and Chase Manhattan Bank, as Agent for the Lenders, and (iv) an announcement of the Company's delay in filing its Form 10-K which filing was due on December 29, 1996 and extended to January 14, 1997. The Company has not filed its Form 10-K for the twelve month period ended September 30, 1996.

                      Form 8-K dated February 28, 1997, was filed on March 10, 1997, in connection with the execution of a letter of intent for the sale of accounts receivable and other assets related to the Company's operations conducted in Mobile, Alabama; Panama City, Florida; and Dallas, Texas.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           Smith Technology Corporation
                            (Registrant)

                           By:  /s/  William T. Campbell
                                ------------------------------------
                                     William T. Campbell
                                     Senior Vice President - Finance

Date:  May 15, 1997