Form 10-Q
period 1997-06-30
SMITH ENVIRONMENTAL TECHNOLOGIES CORP /DE/
filed 1997-09-11
CIK 798139

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

********************************************************************************


                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-14992

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION) (exact name of registrant as specified in its charter)


          DELAWARE                                              38-2294876
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification No.)

             3501 JAMBOREE ROAD, SUITE 304, NEWPORT BEACH, CA 92660
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (714) 737-7900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Registrant has not filed its Form 10-K for the twelve month period ended September 30, 1996.

On August 8, 1997, the registrant had 6,402,218 shares of common stock outstanding.

                          QUARTERLY REPORT ON FORM 10-Q
                         FOR QUARTER ENDED JUNE 30, 1997

                          SMITH TECHNOLOGY CORPORATION
                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

                                                                            Page
       Item 1:  Financial Statements

           Consolidated Balance Sheets (unaudited) as of June 30, 1997
           and September 30, 1996                                            3-4

           Consolidated Statements of Operations (unaudited)
           for the three and nine months ended June 30, 1997 and 1996         5

           Consolidated Statements of Cash Flows (unaudited)
           for the nine months ended June 30, 1997 and 1996                  6-7

           Notes to Consolidated Financial Statements (unaudited)           8-12

    Item 2:   Management's Discussion and Analysis of

              Financial Condition and Results of Operations                13-19

PART II.  OTHER INFORMATION

    Item 1:  Legal Proceedings                                              20-21

    Item 3:  Defaults on Senior Securities                                   21

    Item 5:  Other Information                                               21

    Item 6:  Exhibits and Reports on Form 8-K                                22


           Signature

           Exhibit 11 Computation of earnings per share, for the three and nine months ended June 30, 1997 (unaudited)

           Exhibit 27 Requirements for the format and input of financial data schedules (EDGAR version only)

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   JUNE 30,   SEPTEMBER 30,
                                                                    1997          1996
                                                                   -------       -------
                                                                 (UNAUDITED)   (UNAUDITED)
ASSETS

Current Assets:
         Cash                                                      $   535       $   625
          Accounts receivable, less allowance for doubtful
               accounts of $781 and $829 (Note 2)                   33,705        40,793
          Costs and estimated earnings of long-term
                contracts in excess of billings                      1,955         2,025
          Prepaid expenses and other current assets                  6,424         3,445
                                                                   -------       -------
               Total current assets                                 42,619        46,888

Property and equipment:
          Equipment                                                 19,462        19,330
          Land and buildings                                         4,017         4,017
          Leasehold improvements                                     1,107         1,107
                                                                   -------       -------
                Total property and equipment, at cost               24,586        24,454

          Less accumulated depreciation and amortization            13,427        11,582
                                                                   -------       -------
               Property and equipment, net (Note 2)                 11,159        12,872

Other assets:
          Intangible assets, net of accumulated amortization
               of $2,753 and $1,878, respectively                   14,297        15,172
          Goodwill, net of accumulated amortization
               of $1,011 and $714, respectively                     14,467        14,953
          Investment in unconsolidated affiliate                     1,022         1,561
          Other assets                                               3,998         4,038
                                                                   -------       -------
TOTAL ASSETS                                                       $87,752       $95,484
                                                                   =======       =======


           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
             (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                 (IN THOUSANDS)

                                                                         JUNE 30,          SEPTEMBER
                                                                           1997            30, 1996
                                                                        -----------        --------
                                                                         (UNAUDITED)      (UNAUDITED)
LIABILITIES, REDEEMABLE PREFERRED STOCK
     AND COMMON STOCKHOLDERS' EQUITY

Current liabilities:
           Accounts and subcontracts payable                            $    25,550        $ 22,597
           Accrued expenses and other liabilities:
                       Compensation and related fringes                       5,549           5,486
                       Severance and office closures                          2,389           1,688
                       Other                                                  4,573          10,686
           Billings on long-term contracts in excess of                         457              57
                       costs and estimated earnings
           Current maturities of long-term debt and
                       short-term borrowings                                 31,540           5,366
                                                                        -----------        --------
                  Total current liabilities                                  70,058          45,880

Long-term debt                                                                   --          22,381

Other long-term liabilities                                                   9,299           7,804

Convertible Senior Subordinated Note, 10% maturing
           in 2004, convertible into 4,642,683 and 4,210,953
           common shares, respectively at $3.28 per share                    15,228          13,812

Commitments and contingencies (Note 2)

Redeemable Preferred Stock, $0.01 par value; 78,000
           shares authorized; 66,356 and 74,438
          shares issued, respectively; 10% cumulative
           dividend; $100 redemption value                                    6,172           6,846

Junior Convertible Preferred Stock; $0.01 par  value;
           470,000 shares authorized; none issued                                --              --

Preference Stock; $0.01 par value, 1,000,000 shares
            authorized; none issued                                              --              --

Preferred Stock $0.01 par value; 550,500 shares
            authorized; none issued                                              --              --

Common stockholders' equity:
             Common stock; $0.01 par value; 20,000,000 shares
                       authorized; 6,402,218 and 6,107,440 shares
                       issued and outstanding, respectively                      61              61
              Additional paid in capital                                     17,428          17,379
              Deferred compensation                                            (404)           (404)
              (Accumulated deficit)                                         (30,090)        (18,275)
                                                                        -----------        --------
                       Total common stockholders' deficit                   (13,005)         (1,239)
                                                                        -----------        --------
TOTAL LIABILITIES, REDEEMABLE PREFERRED
     STOCK AND COMMON STOCKHOLDERS' EQUITY                              $    87,752        $ 95,484
                                                                        ===========        ========

           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
                (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                    UNAUDITED

                                                               THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                   JUNE 30,                          JUNE 30,
                                                           ------------------------        --------------------------
                                                             1997            1996             1997             1996
                                                           --------        --------        ---------        ---------
Revenues                                                   $ 33,759        $ 38,011        $ 117,048        $ 119,905

Cost of revenues                                             35,321          34,457          111,409          107,867
                                                           --------        --------        ---------        ---------

               Gross profit (loss) from operations           (1,562)          3,554            5,639           12,038

Selling, general and administrative expenses                  4,084           3,715           10,498           11,106
Amortization of intangible assets,goodwill and
          deferred financing fees                               509             490            1,521            1,467
Special items                                                    --              --            2,990              593
                                                           --------        --------        ---------        ---------

           Income (loss) from operations                     (6,155)           (651)          (9,370)          (1,128)

Interest expense                                              1,571           1,103            4,220            3,286
                                                           --------        --------        ---------        ---------

          Income (loss) before share in earnings
                 of unconsolidated affiliate, income
                 taxes and extraordinary charge              (7,726)         (1,754)         (13,590)          (4,414)

Share in earnings of unconsolidated affiliate                    --              --               --              500
                                                           --------        --------        ---------        ---------

          Income (loss) before income taxes and
              extraordinary charge                           (7,726)         (1,754)         (13,590)          (3,914)

Income tax (benefit) expense                                 (2,477)             30           (2,428)              80
                                                           --------        --------        ---------        ---------

          Income (loss) before extraordinary
              charge                                         (5,249)         (1,784)         (11,162)          (3,994)

Extraordinary charge on debt refinancing                         --              --               --            1,395
                                                           --------        --------        ---------        ---------

          Net income (loss)                                  (5,249)         (1,784)         (11,162)          (5,389)

Dividends and accretion Redeemable Preferred
   Stock                                                        211             182              653              452
                                                           --------        --------        ---------        ---------

          Net loss applicable to common stock              $ (5,460)       $ (1,966)       $ (11,815)       $  (5,841)
                                                           ========        ========        =========        =========

Weighted average number of common and
   common equivalent shares outstanding                       6,267           5,911            6,186            5,890
                                                           ========        ========        =========        =========

Loss per common and common equivalent share:

          Loss before extraordinary charge                 $  (0.84)       $  (0.30)       $   (1.80)       $   (0.68)
          Extraordinary charge                                   --              --               --            (0.23)
                                                           --------        --------        ---------        ---------

          Net loss                                            (0.84)          (0.30)           (1.80)           (0.91)
                                                           ========        =========       =========        =========
          Net loss applicable to common stock              $  (0.87)       $  (0.33)       $   (1.91)       $   (0.99)
                                                           ========        ========        =========        =========


           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
                (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                      NINE MONTHS ENDED
                                                                           JUNE 30,
                                                                    -------------------------
                                                                      1997            1996
                                                                    --------        --------
OPERATING ACTIVITIES

Loss before extraordinary charge                                    $(11,162)       $ (3,994)

Adjustments to reconcile net loss to cash provided by (used in) operating activities:

          Depreciation and amortization                                3,384           3,443
          Gain on disposal of equipment                                 (257)           (260)
          Share in earnings of affiliate                                                (500)
          Deferred interest                                            1,416
          Compensation expense                                            32

Changes in operating assets and liabilities:

          Accounts receivable                                          7,088          13,740
           Costs and estimated earnings on long-term
                contracts in excess of billings                           70           1,386
          Prepaid expenses and other current assets                   (2,979)            635
          Other assets                                                  (305)            821
          Accounts and subcontracts payable                            2,953          (6,715)
          Accrued expenses and other liabilities                      (5,349)         (4,923)
          Billings on long-term contracts in excess of costs
               and estimated earnings                                    400          (1,044)
          Other long-term liabilities                                  1,200          (2,207)
          Other net                                                       81
                                                                    --------        --------

          Net cash (used in) provided by operating activities         (3,428)          1,194
                                                                    --------        --------


           See accompanying notes to consolidated financial statements

                          SMITH TECHNOLOGY CORPORATION
                (FORMERLY SMITH ENVIRONMENTAL TECHNOLOGIES CORPORATION)

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                    UNAUDITED

                                                                                      NINE MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   -----------------------
                                                                                     1997           1996
                                                                                   --------        -------
INVESTING ACTIVITIES

     Capital expenditures                                                          $   (244)       $(1,109)
     Distribution from affiliates                                                       539
     Proceeds from sale of fixed assets                                                 254            725
                                                                                   --------        -------

               Net cash provided by (used in) investing activities                      549           (384)
                                                                                   --------        -------

FINANCING ACTIVITIES

     Proceeds from revolving line of credit                                                         20,649
     Retirement of revolving line of credit                                                        (21,537)
     (Repayments) borrowings on revolving line of credit, net                           766         (1,171)

     Proceeds from term loan                                                          4,661          6,500
     Retirement of term loan                                                                        (3,400)
     Repayments on term loan                                                         (1,693)        (1,578)
     Borrowings from conversion of Senior Note                                                       1,998
     Payment of financing fees                                                         (148)        (1,096)
     Payment of early debt extinguishment penalty                                                     (287)
     Repayments of debt                                                                (470)          (420)
     Proceeds from exercise of stock options                                                            14
     Repurchase of Redeemable Preferred Stock                                           (15)          (179)
     Dividends paid on Redeemable Preferred Stock                                      (312)          (188)
                                                                                   --------        -------
               Net cash provided by (used in) financing activities                    2,789           (695)
                                                                                   --------        -------

Net (decrease) increase in cash                                                         (90)           115
Cash at beginning of period                                                             625            510
                                                                                   --------        -------
Cash at end of period                                                              $    535        $   625
                                                                                   ========        =======
Supplemental Cash Flow Information:
     Issuance of Stock for Bonus Compensation                                      $     43        $    47
     Issuance of stock for Defined Contribution Plan                                               $   107
     Non-cash conversion of portion of revolving line of credit to term loan          4,400


           See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by Smith Technology Corporation, formerly Smith Environmental Technologies Corporation, (the Company), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes the disclosures made herein are adequate to make the information presented not misleading. The financial statements reflect all material adjustments which are all of a normal, recurring nature and, in the opinion of management, necessary for a fair presentation. The financial statements should be read in conjunction with the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements of the Company for the twelve month period ended September 30, 1996 included in the March 31, 1997 Form 10-Q. The Company has not filed its report on Form 10-K for the twelve month period ended on September 30, 1996.

     The results of operations for the three and nine months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997.


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

     On January 30, 1997, the Company and the PRP Group reached an agreement for the resolution of the matter. The settlement agreement provides for payment of the $4.5 million over a period of six years with interest at twelve percent. The agreement provides semiannual payments which include interest as follows:
$150,000 which payment was made effective May 30, 1997; $300,000 in 1998; $584,000 in 1999; $584,000 in 2000; $1,994,000 in 2001; and $3,786,000
thereafter. The agreement also allows a discounted prepayment of $2.5 million on or before December 31, 1997 or $2.75 million on or before April 30, 1998 in complete satisfaction of the obligation. The Company recorded a charge in fiscal 1996 of approximately $9.7 million consisting of an obligation to the PRP Group of $4.5 million, the write-off of $1.5 million of accounts receivable and $2.5 million of equipment, and $1.2 million of related legal and consulting fees. The settlement agreement provides that any proceeds from the sale of the equipment be applied to payment of the settlement.

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

     Transcontinental Realty Investors, Inc., on October, 1990, filed an action against the Company's subsidiary BCM Engineers Inc. (BCM) and various unrelated parties in the Superior Court of New Jersey, Burlington County. The action sought to recover alleged damages exceeding $8 million based on breach of contract and negligence. An agreement has been reached by the plaintiff and the professional liability carrier of BCM to resolve all claims. The insurance carrier will pay the agreed settlement directly to the plaintiff. The Company's obligation is limited to reimburse the insurance carrier for the balance of the unexpended portion of a self-insured retention of approximately $215,000 in installments of $50,000 payable quarterly beginning September 26, 1996, with final payment of any remaining balance due on September 30, 1997.

     U-Max Engineering and Construction Corp. filed claims based on project delays and defective specifications against the project owner, Stroud Township. The Township filed a cross-claim against BCM in May 1993. The United States District Court for the Middle District of Pennsylvania awarded U-Max a judgment of $2 million against Stroud Township. The Township has been granted a judgment of $1 million against BCM. Stroud Township has appealed the judgment against the Township and the $1 million judgment awarded in favor of the Township against BCM. BCM's insurance coverage will respond to losses exceeding a $500,000 deductible of which approximately $220,000 will be expended through completion of the appellate process. On November 27, 1996, BCM filed a notice of appeal to the United States Third Circuit Court of Appeals with a motion to stay execution and/or enforcement on the Township's judgment and to waive the posting of a supersedeas bond pending BCM's appeal. The Company's counsel believes there are grounds for reversal or modification of the judgment on appeal, however, the likelihood of obtaining relief from the District Court judgment is unknown. The difference between the insurance deductible and the amount expended of $280,000 is included in other liabilities in the accompanying balance sheets.

     A settlement agreement of the claim filed in the Court of Common Pleas of Philadelphia County, Philadelphia has been reached with Mutual Pharmaceutical Company, Inc. dated September 12, 1996, whereby BCM will be required to pay the plaintiff for site investigation and carrying costs amounting to $207,000. This amount is to be paid in 13 monthly installments beginning September 12, 1996 of $16,000 in lieu of exposure to the remaining deductible and further litigation. The July and August, 1997 payments have not been made. The claim is covered by BCM's professional liability coverage which carries a $500,000 deductible. The insurance carrier has approved the settlement agreement. Additionally, the Company's subsidiary, BCM, understands a "No Further Action" letter from the Pennsylvania Department of Environmental Protection, required as part of the settlement will be issued subject to successful monitoring at the site for approximately eighteen months and completion of a final report. If BCM fails to pay the agreed amount or perform under the agreement, the plaintiff reserves the right to recommence the litigation and claim additional out-of-pocket costs. The agreement leaves open a possible claim for diminution of property value up to $420,000 for up to 10 years and requires the Company and BCM to indemnify the plaintiff for any third-party claims not to exceed $500,000 plus costs of defense until September, 2001. The Company is unaware of any third-party claims and has not been notified of any claim of diminution of value of the site.

     In November 1993, second amended complaints and initial complaints were filed in the Circuit Court, County of Jackson, Mississippi, against multiple defendants including the Company's subsidiary, Riedel Environmental Services, Inc. (RES) asserting claims in 27 separate civil actions. These civil actions involved approximately 219 plaintiffs and include two wrongful death claims. Plaintiffs allege that RES was negligent in transferring and clean-up activities of the chemical diethylamine released from an overturned tanker. Settlements of the claims of eighty-seven plaintiffs have been completed without contribution by RES; those claims have been dismissed leaving one hundred thirty-two plaintiffs with claims remaining against RES, including the two wrongful death claims. The special damages of remaining plaintiffs are approximately $800,000, not including unstated general damages. RES will be entitled to a credit for payments made by settling defendants allocated against any remaining plaintiffs. The Company's pollution liability coverage, having an aggregate of $1 million, is paying the costs of investigation and defense and will respond to losses up to the coverage balance less those costs. The Company is vigorously defending the described litigation. No provision for loss, if any, has been recorded in the accompanying balance sheets.

     In December 1995, BellSouth filed a complaint for unstated damages in the Circuit Court, Jefferson County, Alabama against the Company, and its subsidiaries BCM and Canonie Technologies, Inc. The complaint, alleging professional negligence, fraudulent and negligent misrepresentation, non-disclosure, innocent misrepresentation and breach of contract, arises out of BCM's alleged failure to provide oversight and certification of services performed by BellSouth's asbestos abatement contractors. The plaintiff claims it has expended an additional $1.6 million to perform asbestos removal which allegedly was to have been performed by its prior contractor. BCM believes its services were performed in compliance with all legal requirements, that it has been released from BellSouth claims, and that a substantial amount of the claims are barred by statute of limitations. The parties to the lawsuit have entered into a settlement agreement dated April 21, 1997, which resolved all claims; the agreement provides for the payment by BCM of $150,000 in monthly installments.

     Stroudsburg Municipal Authority filed a claim on January 23, 1997 against BCM in the Monroe County, Pennsylvania, Court of Common Pleas for damages exceeding $500,000 based on allegations of breach of contract and negligent performance of design services. The Company and its professional liability carrier have retained counsel to investigate the matter and defend the claim. The Company's insurance coverage responding to this claim has a $150,000 self-insurance retention.

     The Borough of Stroudsburg has filed a claim on May 13, 1997 in the Monroe County, Pennsylvania, Court of Common Pleas for damages exceeding $500,000 based on allegations of breach of contract, breach of warranties, professional negligence and unjust enrichment. The Company has notified its professional liability carriers of this action. The Company and its professional liability carrier are investigating the claim.

     BCM is the lessee of improved property formerly used as a laboratory and office/warehouse space for field service personnel. The lease dated October 23, 1989 terminates May 31, 2000 and contains provisions for the confession of judgment in favor of Gravers Company (the "Owner") in the event of default. The Owner has, pursuant to the lease provisions, filed judgments on March 21, 1997 in the Montgomery County, Pennsylvania Court of Common Pleas providing for ejectment of BCM and a money judgment against BCM in the amount of $1,094,039. BCM has brought the lease payments current and is in the process of negotiating an agreement providing for the deferment by the Owner of any action to retake possession of the leased property or to take action to collect on the money judgment so long as BCM remains in compliance with the underlying lease. BCM is attempting to sublease this space to others.

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

NOTE 3 - CURRENT MATURITIES OF LONG-TERM DEBT

     The Company has in place a Loan and Security Agreement (the "Loan Agreement") with The Chase Manhattan Bank and BTM Capital Corporation (collectively, the "Senior Lenders"). Effective April 21, 1997, the Company and its Senior Lenders executed the Fifth Amendment, Waiver and Consent (the "Fifth Amendment") which waived prior defaults and consented to certain conditions under the Loan Agreement. The Fifth Amendment restructured the revolving line of credit (the "Revolver") to be based upon eligible billed accounts receivable only and eliminated eligible unbilled accounts receivable from the borrowing base. Advances against eligible unbilled accounts receivable were converted to a term loan of approximately $4.4 million as of April 21, 1997. The amended Loan Agreement includes a $24.5 million Revolver and term loans totaling approximately $8.0 million including the balance remaining from the original term loan of approximately $3.6 million. The term loans are being repaid on a weekly and monthly basis and are being amortized at the rate of approximately $2.9 million per year. Additionally, the Fifth Amendment provides for an overadvance of $8.0 million against the Revolver borrowing base. The overadvance provision was reduced to $6.0 million beginning August 1, 1997 and is eliminated effective October 2, 1997 at which time the Revolver is reduced to $23.5 million. A mandatory term loan pre-payment or a further reduction in the overadvance of $500,000 was also required by August 1, 1997. The Company has not met its obligation to reduce the overadvance or make the mandatory term loan payment and therefore is in payment default under the terms of the amended agreement. Therefore in accordance with Financial Accounting Standards Board Statement No.78 the Company has classified its bank obligations as a current liability. The Senior Lenders have continued to fund under the agreement and in conjunction with the sale of the Company's Engineering division, as described in
Note 4, have informally placed a loan ceiling of approximately $17.5 million on the Company's Revolver without regard to the overadvance position which was approximately $10.3 million as of August 20, 1997.

     Effective May 15, 1997, the Company and its senior lenders executed the Sixth Amendment, waiver and consent (the "Sixth Amendment") which amended the financial covenants through September 30, 1997 and extended to June 15, 1997 the required issuance to the lenders of detachable warrants described above and the delivery of audited financial statements as stipulated in the Fifth Amendment. The Company has not met these requirements.

NOTE 4 - SUBSEQUENT EVENT

     On August 20, 1997, the Company announced the sale of its Engineering division's assets to ATC Group Services, Inc. Consideration for the transaction was approximately $12.7 million, including $5.4 million in cash, $3.0 million in short term promissory notes, which have been assigned to the Senior Lenders, and $4.3 million in assumed liabilities. Proceeds from the transaction were used to reduce the Company's secured debt to its Senior Lenders and certain accounts payable obligations. As a result of the sale, the Company will record a non-cash charge in the fourth quarter of approximately $17.8 million which is primarily related to unamortized goodwill and other intangibles associated with the acquisition of BCM Engineers Inc. in September 1994.

NOTE 5 - INDUSTRY SEGMENT

     The Company operates within a single industry segment in the United States.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, the percentages which certain items from the consolidated statements of operations bear to the revenues of the Company. This table and the Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes to the unaudited consolidated financial statements of the Company for the twelve month period ended September 30, 1996 included in the March 31, 1997 Form 10-Q. The Company has not filed its report on Form 10-K for the twelve month period ended on September 30, 1996.

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                      JUNE 30,                     JUNE 30,
                                               ---------------------------------------------------
                                                1997           1996           1997           1996
                                               ------         ------         ------         ------
Revenues                                        100.0%         100.0%         100.0%         100.0%
Cost of Revenues                                104.6           90.6           95.2           89.9
                                               ------         ------         ------         ------
      Gross profit (loss)                        (4.6)           9.4            4.8           10.1

Selling, general and administrative              12.1            9.8            9.0            9.3
  expenses
Amortization of intangible assets,
  goodwill and deferred financing fees            1.5            1.3            1.3            1.2

Special items                                      --             --            2.6            0.5
                                               ------         ------         ------         ------

      Income (loss) from operations             (18.2)          (1.7)          (8.1)          (0.9)

Interest expense                                  4.7            2.9            3.6            2.7
                                               ------         ------         ------         ------

      Income (loss) before share in
           earnings of unconsolidated
           affiliate, income taxes and
           extraordinary charge                 (22.9)          (4.6)         (11.7)          (3.6)

Share in earnings of
   unconsolidated affiliate                        --             --             --            0.4
                                               ------         ------         ------         ------

      Income (loss) before income taxes
          and extraordinary charge              (22.9)          (4.6)         (11.7)          (3.2)

Income tax (benefit) expense                     (7.3)           (.1)           2.1            0.1
                                               ------         ------         ------         ------

      Income (loss) before extraordinary
          charge                                (15.6)          (4.7)          (9.6)          (3.3)

Extraordinary charge on debt refinancing           --             --             --           (1.2)
                                               ------         ------         ------         ------

      Net income (loss)                         (15.6)%         (4.7)%         (9.6)%         (4.5)%
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


COMPARISON OF QUARTER ENDED JUNE 30, 1997 AND 1996

     Revenues for the quarter ended June 30, 1997 were $33.8 million compared with $38.0 million for the same quarter in 1996, a decrease of $4.2 million or
11.1 percent. Increased remediation services revenues of $1.5 million from EPA ERCS contracts were offset by reduced demand for construction, engineering and commercial remediation services.

     Gross profit (loss) for the quarter ended June 30, 1997 was ($1.6) million or 4.6 percent of revenues compared with $3.6 million or 9.3 percent of revenues for the quarter ended June 30, 1996, a decrease of $5.2 million. The decrease in gross profit was due primarily to the recognition of losses and reduced profit margins of approximately $4.2 million on construction and remediation services projects completed or substantially complete at June 30, 1997 and a decrease in engineering and commercial remediation service revenues. Additionally, the environmental construction and remediation market is extremely price competitive which has reduced project profit margins. Indirect costs have been reduced to partially offset the effects of the decline in project profit margins.

     Selling, general and administrative expenses for the quarter ended June 30, 1997 were $4.1 million or 12.1 percent of revenues, compared with $3.7 million or 9.8 percent of revenues for the same quarter in the prior year. During the quarter, the Company incurred increased consulting fees of approximately $870,000, or 2.6 percent of revenues, comprised of $625,000 associated with a federal tax refund request and $245,000 of fees associated with the engagement of a management consulting firm to assist the Company in its working capital management and turnaround efforts. Reduced accounting, business development and other administrative costs as a result of cost reductions implemented during the second half of fiscal year 1996 and continuing in fiscal 1997 were negated due to the increased consulting fees described.

     Amortization of intangible assets, goodwill and deferred financing fees for the quarter ended June 30, 1997 was $509,000, compared to $490,000 for the same period in the prior fiscal year.

     Interest expense for the quarter ended June 30, 1997 was $1.6 million compared with $1.1 million for the same quarter in 1996. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

     In the quarter ended June 30, 1997, the Company recorded a federal tax refund of approximately $2.5 million which was received in mid-July 1997. The tax refund resulted from a ten year loss carry back of certain costs incurred during its February 28, 1997 tax year. The Company provided $25,000 for state income taxes during the quarter. The Company has not provided for any additional federal taxes as a result of the loss for the current quarter. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.


COMPARISON OF NINE MONTHS ENDED JUNE 30, 1997 AND 1996

     Revenues for the nine months ended June 30, 1997 were $117.0 million compared with $119.9 million for the same period in 1996, a decrease of $2.9 million or 2.4 percent. Increased remediation services revenues of $16.1 million were offset by reduced demand for construction and engineering services. In the prior year period, revenues were negatively impacted by delays in the Federal Government budget approval process affecting revenues under its EPA ERCS contracts. Revenues from EPA contracts for the nine months ended June 30, 1997 were approximately $40.3 million compared with $31.5 million in the prior year period.

     Gross profit for the nine months ended June 30, 1997 was $5.6 million or
4.8 percent of revenues compared with $12.0 million or 10.1 percent of revenues for the nine months ended June 30, 1996, a decrease of approximately $6.4 million. The decrease in gross profit is due primarily to the recognition of losses and reduced profit margins of approximately $4.2 million on construction and remediation services projects completed or substantially complete at June 30, 1997 and a decrease in engineering and commercial remediation service revenues. Additionally, the environmental construction and remediation market is extremely price competitive which has reduced project profit margins. Indirect costs have been reduced to partially offset the effects of the decline in project profit margins.

     Selling, general and administrative expenses (SG&A) for the nine months ended June 30, 1997 were $10.5 million or 9.0 percent of revenues, compared with $11.1 million or 9.3 percent of revenues for the same period in the prior year. The decrease in SG&A is primarily attributable to reduced accounting, business development and other administrative costs as a result of cost reductions implemented during the second half of fiscal year 1996 and continuing in fiscal 1997, offset by increased proposal and management and tax consulting expenses. The management and tax consulting fees were approximately $945,000, or 0.8 percent of revenues.

     Amortization of intangible assets, goodwill and deferred financing fees for the nine months ended June 30, 1997 was $1.5 million or approximately the same as the prior fiscal year.

     Special items for the nine months ended June 30, 1997 were $3.0 million and included $3.5 million of costs associated with the implementation of a plan to reduce facility and equipment leasing obligations and severance and retention costs associated with a staff reduction plan, reduced by the recovery of $500,000 in the resolution of claims filed with its insurance carriers related to the NL Industries arbitration settlement. Special items of $593,000 for severance and relocation costs were recorded in the nine months ended June 30, 1996 in connection with office closings and consolidations.

     Interest expense for the nine months ended June 30, 1997 was $4.2 million compared with $3.3 million for the same period in 1996. The increase in interest expense is primarily due to increased bank borrowings and higher interest rates.

     The Company's share of earnings from an unconsolidated affiliate in the nine months ended June 30, 1996 was $500,000. No activity was conducted by the joint venture during the current fiscal year.

     In the nine months ended June 30, 1997, the Company recorded a federal tax refund of approximately $2.5 million which was received in mid-July 1997. The tax refund resulted from a ten year loss carry back of certain costs incurred during its February 28, 1997 tax year. The Company has provided $75,000 for state income taxes in the nine month period. The Company has not provided for any additional federal taxes as a result of the loss for the current fiscal year. The Company has significant net operating loss carryforwards to offset future federal tax liabilities. A valuation allowance has been recorded to reduce the deferred tax asset related to these carryforwards and other deferred tax assets to zero since the realization of such benefit is not assured.

     The Company recorded an extraordinary charge of approximately $1.4 million during the nine months ended June 30, 1996 as a result of refinancing its senior credit facility. The charge includes unamortized financing fees and a prepayment penalty in connection with the refinancing.


LIQUIDITY AND CAPITAL RESOURCES

     The Company is engaged in a business which at times requires substantial working capital for construction, remediation and engineering services contracts that require investments of personnel and equipment by the Company before the Company is permitted to invoice the client. Many of the Company's contracts also provide for progress or monthly invoices as certain benchmarks of performance are reached or costs have been incurred. The Company's working capital and cash have been significantly impacted by the amount of debt incurred in connection with the acquisition of BCM Engineers, Inc. ("BCM"), Riedel Environmental Services, Inc. ("RES") and the assets of RESNA Industries, Inc. ("RESNA") and by costs associated with consolidating the acquired companies' operations into those of the Company. As a result of these factors and current market conditions for the environmental industry which reflect lower government spending, lessened regulatory enforcement and lower project profit margins, the Company has and continues to experience liquidity problems.

     The Company has in place a Loan and Security Agreement (the "Loan Agreement") with The Chase Manhattan Bank and BTM Capital Corporation (collectively, the "Senior Lenders"). Effective April 21, 1997, the Company and its Senior Lenders executed the Fifth Amendment, Waiver and Consent (the "Fifth Amendment") which waived prior defaults and consented to certain conditions under the Loan Agreement. The Fifth Amendment restructured the revolving line of credit (the "Revolver") to be based upon eligible billed accounts receivable only and eliminated eligible unbilled accounts receivable from the borrowing base. Advances against eligible unbilled accounts receivable were converted to a term loan of approximately $4.4 million as of April 21, 1997. The amended Loan Agreement includes a $24.5 million Revolver and term loans totaling approximately $8.0 million including the balance remaining from the original term loan of approximately $3.6 million. The term loans are being repaid on a weekly and monthly basis and are being amortized at the rate of approximately $2.9 million per year. Additionally, the Fifth Amendment provided for an overadvance of $8.0 million against the Revolver borrowing base. The overadvance provision was reduced to $6.0 million beginning August 1, 1997 and is eliminated effective October 2, 1997 at which time the Revolver is reduced to $23.5 million. A mandatory term loan pre-payment or a further reduction in the overadvance of

$500,000 was also required by August 1, 1997. The Company has not met its obligation to reduce the overadvance or make the mandatory term loan payment and therefore is in payment default under the terms of the amended agreement. Therefore in accordance with Financial Accounting Standards Board Statement No. 78 the Company has classified its bank obligations as a current liability. The Senior Lenders have continued to fund under the agreement and in conjunction with the sale of the Company's Engineering division, as described in Item 5, have placed a loan ceiling of approximately $17.5 million on the Company's Revolver without regard to the overadvance position which was approximately $11.0 million as of August 25, 1997.

     The Fifth Amendment also provided the Senior Lenders with detachable warrants exercisable at a nominal price for 7.5 percent of the fully diluted common stock of the Company. The warrants have not been issued, but represent approximately 816,000 shares.

     Effective May 15, 1997, the Company and its senior lenders executed the Sixth Amendment, waiver and consent (the "Sixth Amendment") which amended the financial covenants through September 30, 1997 and extended to June 15, 1997 the required issuance to the lenders of detachable warrants described above and the delivery of audited financial statements as stipulated in the Fifth Amendment. The Company has not met these requirements.

     The principal sources of liquidity for the Company's business and operating needs are internally generated funds from operations and available revolving credit borrowings under the Chase Facility. For the nine months ended June 30, 1997, operating activities used net cash of approximately $3.4 million, primarily due to operating losses offset by decreases in accounts receivable and increases in accounts and subcontracts payable. Investing activities provided $549,000 in net cash principally from the sale of assets. Financing activities provided net cash of $2.8 million primarily from increased borrowings under the amended Loan Agreement. Cash generated from the collection of accounts receivable is used to repay the Revolver and results in an increase of available borrowings under the Revolver.

     As of June 30, 1997, long term debt, of which $31.5 million is classified as current, was $46.8 million, the components of which were borrowings of $22.6 million under the Revolver and $7.5 million in term loans, $15.2 million of convertible senior subordinated notes and $1.4 million of other notes and capital leases.

     The Company's inability to make timely payments to certain of its trade and other creditors has resulted in the filing of multiple lawsuits against the Company. The Company has disputed the amounts claimed in certain of these actions and has entered into installment payment agreements or allowed judgments to be taken against the Company in others. A number of vendors and subcontractors have also delivered notice of non-payment to the surety company providing payment bonds on projects being performed by the Company. Outstanding judgments obtained by trade creditors exclusive of the Gravers Company judgment discussed in Item 1 of Part II of this report and the Winstead Sechrist & Minick judgment discussed in the 10-Q for the period ending March 31, 1997 total approximately $253,000. The Company has entered into agreements to pay approximately $1,747,000 in settlement of other creditor claims and judgments on an installment basis, of which approximately $1,398,000 will come due during this fiscal year. There are presently forty-two unresolved lawsuits involving claims exceeding, in the aggregate, $1.5 million and claims made against the Company's surety for non-payment exceeding, in the aggregate, $2.2 million. All undisputed amounts have been included as liabilities in the Company's balance sheet. These claims could also result in the termination of projects or jeopardize the ability of the Company to continue performance under contracts. Termination of projects would result in the loss of future revenues, create potential liability for the Company to its clients and the surety company for increased cost to complete projects and adversely affect the Company's ability to pursue additional work.

     The Company has attempted to improve cash flow and improve working capital through cost reduction measures and improved billing and collection procedures. The Company has implemented a strategic restructuring program and as a result, on August 20, 1997, the Company announced the sale of its Engineering division's assets to ATC Group Services, Inc. Consideration for the transaction was approximately $12.7 million, including $5.4 million in cash, $3.0 million in short term promissory notes, which have been assigned to the Senior Lenders, and $4.3 million in assumed liabilities. Proceeds from the transaction were used to reduce the Company's secured debt to its Senior Lenders and certain accounts payable obligations. Following the sale, the Company's total senior debt was reduced from approximately $30.1 million at June 30, 1997 to $25.2 million including additional interim term loan principal payments. In conjunction with the sale, the Company is implementing further overhead reductions necessary to align the cost of its remaining environmental remediation, construction and turnkey design/construct operations.

     The Company is continuing to pursue, with the support of its Senior Lenders under certain conditions, a recapitalization of the Company. These potential transactions may require an increase in the Common Stock, the Preferred Stock and the Preference Stock currently authorized by the Company's Certificate of Incorporation. Proceeds from a capital investment or debt refinancing transaction would be used to repay existing senior debt and trade payables, subject to the approval of the Senior Lenders. In the event the Company fails to improve the management of its working capital and conclude a capital investment or debt refinancing transaction on a timely basis, its liquidity and financial position will be materially adversely impacted and the Company would be required to consider other measures of protecting its assets against creditors.


BACKLOG

     As of June 30, 1997, the Company had a contract backlog of orders of approximately $80 million compared with approximately $107 million and $104 million at September 30, 1996 and June 30, 1996, respectively. The value of unfunded or indefinite delivery order contracts ("IDO") was approximately $95 million as of June 30, 1997 compared with approximately $140 million and $141 million at September 30, 1996 and June 30, 1996, respectively. Approximately $30 million of the decrease in unfunded backlog was caused by a reduction in future funding under the Company's nationwide subcontract to perform remedial services for the Air Force. Funds available under that contract were utilized by the prime contractor to complete work primarily in the East through alternative subcontractors. The combined contract backlog as of June 30, 1997 was approximately $174 million compared with approximately $247 million and $245 million at September 30, 1996 and June 30, 1996, respectively.

     Subsequent to the quarter end, the Company executed a contract for EPA ERRS Region 7 to be performed over a five year period. The EPA contract provides an additional $68 million to the Company's total backlog increasing the total backlog to approximately $242 million. The ultimate value of the backlog is subject to change as the scope of work on projects change. Customers often retain the right to change the scope of work with an appropriate increase or decrease in contract price.

OTHER ITEMS AFFECTING OPERATING RESULTS

     The Company generates a substantial portion of its revenues under its Emergency Response Cleanup Services (ERCS) contracts for the Environmental Protection Agency ("EPA"). The Company is the prime contractor for removal of hazardous substances in EPA Regions 4, 5, and 7. The Region 4 contract estimated at $50 million over a five year period was awarded to the Company in April 1997. The Region 5 contract has been renewed through September 30, 1997, the final option year with work to be completed by December 31, 1997.

     Revenues from EPA contracts for the three and nine months ended June 30, 1997 were approximately $12.2 million and $40.3 million, respectively.

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

      The EPA procurements of future similar services are referred to as Emergency Response and Remediation Services (ERRS). The Company has submitted proposals in competition for award of future ERRS contracts covering Regions 3 and 10. The Company intends to actively seek the award of the EPA ERRS Region 5 contract and other future EPA and other federal government agency and department remedial action contracts.


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

                          SMITH TECHNOLOGY CORPORATION

PART II     OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS


GRAVERS COMPANY VS. BCM ENGINEERS INC.

     The Company's subsidiary, BCM Engineers Inc. (BCM), is the lessee of improved property formerly used as a laboratory and office/warehouse space for field service personnel. The lease dated October 23, 1989 terminates May 31, 2000 and contains provisions for the confession of judgment in favor of Gravers Company (the "Owner") in the event of default. The Owner has, pursuant to the lease provisions, on March 21, 1997 filed judgments in the Montgomery County, Pennsylvania Court of Common Pleas providing for ejectment of BCM and a money judgment against BCM in the amount of $1,094,039. BCM and the Owner have executed a Forbearance and Subordination Agreement dated June 20, 1997 providing for the deferment by the Owner of any action to retake possession of the leased property or to take action to collect on the money judgment so long as BCM remains in compliance with the underlying lease and the Forbearance and Subordination Agreement. BCM is negotiating terms of a sublease of a major portion of this space to others.


BELLSOUTH TELECOMMUNICATIONS INC. VS. BCM ENGINEERS INC.

     In December 1995, BellSouth filed a complaint for unstated damages in the Circuit Court, Jefferson County, Alabama against the Company, its subsidiaries BCM and Canonie Technologies, Inc. The complaint, alleging professional negligence, fraudulent and negligent misrepresentation, non-disclosure, innocent misrepresentation and breach of contract, arises out of BCM's alleged failure to provide oversight and certification of services performed by BellSouth's asbestos abatement contractors. The plaintiff claims it has expended an additional $1.6 million to perform asbestos removal which allegedly was to have been performed by its prior contractor. BCM believes its services were performed in compliance with all legal requirements, that it has been released from BellSouth claims, and that a substantial amount of the claims are barred by statute of limitations. The parties to the lawsuit have entered into a settlement agreement dated April 21, 1997, which resolved all claims; the agreement provides for the total payment by BCM of $150,000 with an initial payment of $25,000 and monthly installments of $10,000.


BOROUGH OF STROUDSBURG VS. BCM ENGINEERS INC. AND DANIS HEAVY CONSTRUCTION
COMPANY

     The Borough of Stroudsburg filed a claim on May 13, 1997, in the Court of Common Pleas of Monroe County, 43rd Judicial District of the Commonwealth of Pennsylvania against the Company's subsidiary, BCM Engineers Inc. ("BCM"), for damages exceeding $500,000 based upon allegations of the negligent performance of services, breach of contract, breach of warranties and unjust enrichment arising out of design and grant management services relating to a subregional sewage treatment and collection system. BCM has submitted these claims to its professional liability carrier. The Company and it's professional liability carrier is investigating this claim and preparing to defend this matter.

VENDOR CLAIMS

   The Company's inability to make timely payments to certain of its trade and other creditors has resulted in the filing of multiple lawsuits against the Company. The Company has disputed the amounts claimed in certain of these actions and has entered into installment payment agreements or allowed judgments to be taken against the Company in others. A number of vendors and subcontractors have also delivered notice of non-payment to the surety company providing payment bonds on projects being performed by the Company. Outstanding judgments obtained by trade creditors exclusive of the Gravers Company judgment discussed in Item 1 of Part II of this report and the Winstead Sechrist & Minick judgment in the 10Q for the period ending March 31, 1997 total approximately $253,000. In addition, the Company has entered into agreements to pay on an installment basis approximately $1,747,000 in settlement of other creditor claims and judgments, of which approximately $1,398,000 will come due during this fiscal year. There are presently forty two unresolved lawsuits involving claims exceeding, in the aggregate, $1,500,000 and claims made against the Company's surety for non-payment exceeding, in the aggregate, $2.2 million. All such amounts are included as liabilities in the Company's balance sheet. In the event the Company fails to achieve the strategic restructuring discussed in Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations allowing for the resolution of the Company's accounts payable, the financial condition and operations of the Company will be materially and adversely affected by these and other potential vendors claims for unpaid amounts.


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


ITEM 3. DEFAULTS ON SENIOR SECURITIES

     The Company has not made timely payment of dividends accruing on the Redeemable Preferred Stock. The unpaid dividends are approximately $412,000 at June 30, 1997, comprised of $178,000 due June 30, 1997, $178,000 due March 31,
1997 and $56,000 remaining balance from December 31, 1996. The terms of the preferred stock provide that a non-payment condition increases the dividend rate to seven and one-half percent and to ten percent in the event two quarterly payments are not made. The payment of quarterly dividends is restricted by the Chase Facility while an event of default exists. The Fourth Amendment included a consent of the Senior Lenders to make the third and fourth quarter dividend payments.


ITEM 5.  OTHER INFORMATION

     On August 20, 1997, the Company announced the sale of its Engineering division's assets to ATC Group Services, Inc. Consideration for the transaction was approximately $12.7 million, including $5.4 million in cash, $3.0 million in short term promissory notes, which have been assigned to the Senior Lenders, and $4.3 million in assumed liabilities. Proceeds from the transaction have been used to reduce the Company's secured debt to its Senior Lenders and certain accounts payable obligations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

            11      Statement regarding computation of earnings per share.

            27 Requirements for the format and input of financial data schedules (EDGAR version only)

       (b)  Reports on Form 8-K

                  Form 8-K dated May 15, 1997 was filed September 4, 1997 in connection with (i) the execution of the Sixth Amendment, Waiver and Consent dated as of May 15, 1997 by and among the Registrant, BCM Engineers Inc. (a Pennsylvania corporation), BCM Engineers Inc. (an Alabama corporation) Riedel Environmental Services, Inc. and The Chase Manhattan Bank (formerly known as Chemical Bank), as agent for the lenders,
                  (ii) the execution of the Agreement for Sale and Purchase of Business Assets dated the 18th of August, 1997, by and between ATC Group Services Inc., a Delaware corporation as Purchaser and Smith Technology Corporation, a Delaware corporation, BCM Engineers Inc., a Delaware corporation, BCM Engineers Inc., a Pennsylvania corporation, BCM Engineers Inc., an Alabama corporation and BCM Engineers Inc., a West Virginia corporation collectively as Sellers. (Copies of schedules and exhibits are on file with the Securities and Exchange Commission).

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Smith Technology Corporation
                                             (Registrant)

                                          By: /s/William T. Campbell
                                              ---------------------------------
                                                 William T. Campbell
                                                 Senior Vice President - Finance

Date:  September 11, 1997